Form 10-K
period 2011-12-31
L3 CORP
filed 2012-03-07
CIK 1537118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 333-178482

L3 CORP.
(Exact name of Registrant as specified in its charter)

Delaware	300693512

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

538 W. 21st Street Suite # 80308 Houston, TX	77008-3642

(Address of principal executive offices)	(Zip Code)

855-763-2210
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.0001 par value
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $0 based upon the price of our common stock as sold by us pursuant to our registration statement on Form S-1, which was $0.20 per share.  No shares have yet been sold pursuant to the S-1 registration statement. Shares of common stock held by each, officer and director and by each person or group who owns 10% or more of them outstanding common stock amounting to 1,430,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2012, there were 1,430,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

•	risks related to our ability to continue as a going concern;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
•	risks related to our ability to continue to fund research and development costs;
•	risks related to conducting business internationally due to our operations in Israel;
•	risks related to our ability to successfully develop our technology into commercial products,
•	risks related to our ability to successfully prosecute and protect our intellectual property;
•	risks related to tax assessments; and
•	other risks and uncertainties related to our prospects, properties, and business strategy.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other risks described in this report should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates, and opinions or other circumstances change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this Annual Report, the terms "we," "us," "our," "L3," and “Issuer” mean s L3 Corp. unless the context clearly requires otherwise.

Part I

Item 1.	Business

Formation and year of organization

We were incorporated in the State of Delaware on July 5, 2011. We are a development stage company and from our inception to date, we have not generated revenues.

Our mailing address is 538 W. 21st Street, Suite # 80308, Houston, TX 77008-3642. Our telephone number is 1-855-763-2210. We have reserved a web address: www.L3corp1.com, but we do not currently have an operating website.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Business of Issuer

Our fitness business’ mission is to create a L-3 stretching apparatus, to advance stretching prior and after exercise and to provide a product line of L-3 products in order to help our customers’ clients/employees/company experience a positive, healthy, and well-being stretching experience. Our target audience is amateur and professional athletes looking to purchase a product that will extend the amount of time they stretch prior and post exercise. We are committed to delivering quality stretching products and informational telecasts over YouTube. We initially intend to initially focus our sales and marketing efforts on what we believe to be an effective stretching item, the L-3 stretching apparatus. We have completed the first draft of our web site design, the L-3 stretching apparatus has been designed, ten (10) prototypes have been produced and are currently being privately tested by our President and some of his personal trainer colleagues and a pictorial manual has been produced depicting the proper form and different example of stretching exercises using our product.

We have never declared bankruptcy, have never been in receivership, and we have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has our Company been involved in any mergers, acquisitions or consolidations. Neither we, nor our officers, Directors, promoters or affiliates, have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

According to the US Presidents Counsel on Physical Fitness and Sports and the U.S. Department of Health and Human Services the following facts are based on information from publications prepared by agencies and offices of the Department of Health and Human Services: the Centers for Disease Control and Prevention; the National Center for Health Statistics; the Office of the Surgeon General of the United States (Physical Activity and Health, 1996; Call to Action to Prevent and Decrease Overweight and Obesity, 2001), and the Office of Disease Prevention and Health Promotion (Healthy People 2010).

•	Adults 18 and older need 30 minutes of physical activity on five or more days a week to be healthy; children and teens need 60 minutes of activity a day for their health.
•	Significant health benefits can be obtained by including a moderate amount of physical activity (e.g., 30 minutes of brisk walking or raking leaves, 15 minutes of running, 45 minutes of playing volleyball). Additional health benefits can be gained through greater amounts of physical activity.
•	Thirty to sixty minutes of activity broken into smaller segments of 10 or 15 minutes throughout the day has significant health benefits.

•	Moderate daily physical activity can reduce substantially the risk of developing or dying from cardiovascular disease, type 2 diabetes, and certain cancers, such as colon cancer. Daily physical activity helps to lower blood pressure and cholesterol, helps prevent or retard osteoporosis, and helps reduce obesity, symptoms of anxiety and depression, and symptoms of arthritis.
•	Following a sports activity a person should conduct stretching.

In order to distinguish itself from other fitness product providers, we intend to sell a product which is not sport specific. Initially, we will focus on our stretching units.

About Stretching

Stretching is a form of physical exercise in which a specific skeletal muscle (or muscle group) is deliberately elongated often by abduction from the torso, in order to improve the muscle's felt elasticity and reaffirm comfortable muscle tone. The result is a feeling of increased muscle control, flexibility and range of motion. Stretching is also used therapeutically to alleviate cramps.

In its most basic form, stretching is a natural and instinctive activity; it is performed by humans and many animals. It can be accompanied by yawning. Stretching often occurs instinctively after waking from sleep, after long periods of inactivity, or after exiting confined spaces and areas.

Increasing flexibility through stretching is one of the basic tenets of physical fitness. It is common for athletes to stretch before and after exercise in order to reduce injury and increase performance.

Stretching can be dangerous when performed incorrectly. There are many techniques for stretching in general, but depending on which muscle group is being stretched, some techniques may be ineffective or detrimental, even to the point of causing permanent damage to the tendons, ligaments and muscle fiber.

The L-3 stretching apparatus was specifically designed, by our President, to encourage proper stretching within the gym environment and home exercise room. By providing an apparatus specifically designed for stretching, that will be located between the weight lifting environment in the public gym or home, it is anticipated that people will stretch and stretch properly using this apparatus.

The Product

We will focus on selling the “L-3” stretching apparatus to be used by our gym enthusiasts pre and post to their exercise activities. We are focusing specifically on the L-3 stretching apparatus because we believe that although there are several ways for gym users to stretch while they are in the gym, there is rarely available a dedicated stretching apparatus, especially one which upon installation takes very little physical space, an important aspect of installing additional equipment in a functioning gym. If we are successful in establishing ourselves as a supplier of stretching apparatus, we will consider expanding to other health related items.

We will initially offer only one type of stretching apparatus that is a multifunctional square with wood finish on the outside and a metal apparatus in the inside – providing for extra strength. The L-3 stretching apparatus will be 6 feet in height and will have a width of 5 inches on each side of the square.

Principle Markets and Marketing Strategy

Our marketing strategy will be to focus on health clubs and professional gyms.

The L-3 stretching apparatus prototype has been tested by our President, a highly regarded personal trainer and some of his colleagues. Initially we plan to start a grass-roots marketing campaign by teaching personal trainers about the product and the benefits of using it. We intend to hold one on one discussion with trainers and at one point ask the trainers to offer the product to the managers of these gyms. We intend to manufacture tens of units of L-3s, printed with our logo and phone number. In addition, after we create our YouTube presentation of the product we plan to create an e-commerce website that will allow for customers to purchase our product online, with different finishes and different colors and to pay for their orders via credit card, and also to track their shipments.

Eventually, we hope that our web site will include a large list of health-related products.

In the future, we intend to employ search engine optimization policy to promote our site ranking, and to be able to attract customers. Eventually we plan to use a variety of social media tools such as Twitter, LinkedIn and Facebook to increase coverage and minimize workloads.

Our marketing messages will include a variety of themes that are important to our business. These message themes include:

▪	Focus on the health benefits of stretching.

▪	Report that according to the US Presidents Counsel on Physical Fitness and Sports Adults 18 and older need 30 minutes of physical activity on five or more days a week to be healthy.

▪	Remind customers of the importance of using the right equipment while stretching.

Our directors will be responsible for selling our products. Our President is a well-known personal trainer and his personal knowledge with many of the owners of gym facilities will be used to carry out our marketing plan and the testing of additional products.

Competition

Our competition consists mainly of other e-commerce sites as well as traditional health and fitness stores where stretching and sports accessories are sold. The following are some of the larger retailers on the internet whom also sell directly to our potential customers (health spas and gyms):

www.gymsource.com – Americas #1 fitness equipment source since 1937

www.warehousefitness.com – a factory direct source for exercise equipment at wholesale prices

www.americanfitness.net – provide customized solutions for commercial fitness centers

Employees

We presently have no employees. All functions, including development, strategy, negotiations and clerical functions are currently being provided by our executive officers on a volunteer basis. We will not hire or employ any employees until we have sufficient funding for them. Initially all work will be done by our Directors and officers. We might offer freelance sales people a commission incentive on any product of ours they sell. We have not set out a commission structure, and do not plan to do so until we locate a person or company that is interested in marketing our products.

DESCRIPTION OF PROPERTY

Our mailing address is 538 W. 21st Street, Suite # 80308, Houston, TX 77008-3642. Our telephone number is 1-855-763-2210. We have reserved a web address: www.L3corp1.com, but we do not currently have an operating web site. Currently our officers work from their homes. We have not paid any rent since incorporation. When and if our operations expand sufficiently to justify the expense of having our own space, we will look for an appropriate facility.

ITEM 1A.	RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Risks Relating to Our Lack of Operating History

We may never be able to effectuate our business plan or achieve profitability. Therefore, at this stage of our business, potential investors have a high probability of losing their entire investment.

We were established on July 5, 2011, and have very little operating history. We are subject to all of the risks inherent in the establishment of a new business enterprise. We have had no revenue to date. Our operations to date have been principally focused on organizational, start-up, fund raising activities, initial design of the web site, the design and preparation of a pictorial manual depicting the several examples of stretching exercises using the L-3 apparatus and the design and production of ten prototypes of the L-3 stretching apparatus unit. We are a highly speculative venture involving significant financial risk. It is uncertain as to when we will become profitable, if ever.

There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. We may not be able to successfully effectuate our lines of business. There can be no assurance that we will ever achieve any significant revenues or any profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

We expect losses in the future because we have little revenue. Our revenues come sporadically rather than in a smooth stream.

We expect losses over the next twelve months because we do not yet have sufficient revenues to offset the expenses associated with the initial costs of marketing our products and developing our e-commerce web site. We cannot guarantee that we will ever be successful in generating revenues in the future. While we have no fixed costs, the revenues we generate from selling and marketing our products are not likely to be a steady stream. Instead they are likely to be sporadic and irregular. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business strategy is not successful, we may not be able to continue operations and our stockholders may lose their entire investment in us

.

As discussed in the Notes to Financial Statements included in this Form 10K as of December 31, 2011 we had no revenue, and have incurred accumulated losses of approximately $3,737 for the period from July 5, 2011 (inception) to December 31, 2011. Our business strategy may not be successful in addressing these issues. If we cannot continue operations, our stockholders may lose their entire investment in us.

Since our officers can work or consult for other companies, their activities could slow down our operations.

Our officers are also members of our board of Directors, and they are not required to work exclusively for us. They do not devote all of their time to our operations. While Messrs. Noam Katzav and David Zohar are officers of the Company, who work for us on a part-time basis, and are not employees of the Company. Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment for other companies. Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations. It is expected that our Directors will devote between three and five hours per week to our operations on an ongoing basis, and will devote whole days and even multiple days at a stretch when required for our initial marketing efforts.

We are heavily dependent upon our officers and Directors. The loss of either Mr. Katsav or Mr. Zohar, upon whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

We are dependent on the continued contributions of Noam Katzav our President, Chief Executive Officer, Treasurer and Director, and of David Zohar our Secretary and Director, whose knowledge and leadership would be difficult to replace. If we were to lose either of their services, or if either of them is not available to us when we need them, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement.

We do not own or operate any manufacturing facilities and are, therefore, dependent on third parties for the manufacture of our products.

We do not own or operate any manufacturing facilities and are, therefore, dependent on third parties for the manufacture of our products (L3 or other products). We will rely on contract manufacturers to produce our products. These contract manufacturers may also produce products for some of our competitors. If any of our contract manufacturers were unable or unwilling to produce and ship our products in a timely manner or to produce sufficient quantities to support our growth, if any, we would have to identify and qualify new contract manufacturers. There can be no assurance that we would be able to identify and qualify new contract manufacturers in a timely manner or that such manufacturers would allocate sufficient capacity to us in order to meet our requirements, which could adversely affect our ability to make timely deliveries of our products. In addition, there can be no assurance that the capacity of the contract manufacturers will be sufficient to fulfill our orders, and any supply shortfall could materially and adversely affect our business, results of operations, and financial condition.

If we are unable to obtain funding, our business operations will be harmed.

In order to develop and manufacture our products, to market our products and to operate an online marketing platform we need to obtain additional funding. Additionally, to the extent that we seek to expand in the future, the inability to raise the required capital will restrict our ability to expand, and may impair our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans, which could cause the Company to become dormant, or to be unable to start or expand the product line and sales and marketing of the product. Currently, we do not have any arrangements or agreements to raise additional capital.

To date, we have raised $14,300 from our Directors. We will still need approximately $55,000 after offering costs in order to operate our fitness product business for the first year, which we hope to raise in through the sale of shares registered by us in a registration statement that went effective on January 30, 2012. We need to obtain additional funding from any or all of operations from proceeds of future equity issuances, loans from our Directors (who are under no obligation to, and have not undertaken to provide loans), or if available, loans from commercial banks, but we do not know whether we will be able to obtain that funding. Such additional funding may result in your proportionate share in the Company being diluted.

Because we do not have an audit or compensation committee, shareholders will have to rely on our Directors, who are not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent Directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our two Directors, who are also our sole officers. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

Under the Sarbanes Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or SEC, we will be required to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these obligations requires significant management time, places significant additional demands on our finance and accounting staff (which, as noted, currently consists of our two officers and Directors), and on our financial, accounting and information systems, and increases our insurance, legal and financial compliance costs.

Our failure or inability to protect our intellectual property rights could diminish the value of our brand and weaken our competitive position.

We currently rely on a combination of copyright, trade dress and unfair competition laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our intellectual property rights. We cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of such rights by others, including imitation of our products and misappropriation of our brand. If we fail to protect and maintain our intellectual property rights, the value of our brand could be diminished and our competitive position may suffer.

Our proprietary rights could potentially conflict with the rights of others and we may be prevented from selling some of our products.

Our success depends in part on our ability to successfully sell our L-3 stretching apparatus into the professional fitness world. Based on our President’s initial contacts with private trainer colleagues regarding the usefulness of the L-3 stretching apparatus, we believe that there is a need in the market for such a product and that such a market does exist. We believe that our proprietary rights in our name will have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. We cannot assure you that obstacles will not arise as we expand our product line and the geographic scope of our sales and marketing. Third parties may assert intellectual property claims against us, particularly as we expand our business and the number of products we offer. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights from third parties or cease using those rights altogether. Any of these events could harm our business and cause our results of operations, liquidity and financial condition to suffer.

We currently own the exclusive right to use the domain name www.L3corp1.com relating to our brand. We may be unable to prevent third parties from acquiring and using domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Failure to protect our domain names could adversely affect our brand, and make it more difficult for users to find our website.

To successfully operate our business, we must receive timely delivery of merchandise from our vendors and suppliers.

To successfully operate our business, we must receive timely delivery of merchandise from our vendors and contract manufacturers. As we grow, some of these vendors may not have sufficient capital, resources or personnel to satisfy their commitments to us. Any significant delay in the delivery of products by vendors could have a material adverse effect on our business, results of operations, and financial condition.

In addition, the contract manufacturers will be contractually required to maintain the quality of the products we sell and to comply with applicable laws and regulations relating to the production of such products. There can be no assurance that our contract manufacturers will always produce products that are consistent with our standards. The failure of any contract manufacturer to produce products that conform to our standards could materially adversely affect our reputation and result in product recalls, product liability claims and severe economic loss.

We may issue additional common shares in the future, which would reduce our current investors’ percentage of ownership and which may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock, of which 1,430,000 shares are issued and outstanding and 2,430,000 will be outstanding, assuming that this Offering is fully subscribed. The future issuance of additional shares of common stock which we are currently authorized to issue may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to have a market maker apply for admission to quotation of our securities on the FINRA Over the Counter Bulletin Board after the registration statement relating to this prospectus is declared effective by the SEC. We do not yet have a market maker who has agreed to file such an application. If for any reason our common stock is not quoted on the Over the Counter Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

There is no assurance that a market maker will file an application for quotation of our stock, or that, if filed, such an application will be accepted. Even if an application by a market maker for quotation of our common stock on the Over The Counter Bulletin Board is filed and accepted, a market for our common stock may not develop or be sustained.

Because our officers and Directors are located in non-U.S. jurisdictions, you may have limited effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, Directors, experts and agents.

Since our key Officers and Directors, Mr. Katzav and Mr. Zohar reside in Israel, any attempt to enforce liabilities upon such individual under the U.S. securities and bankruptcy laws may be difficult.

In accordance with the Israeli Law on Enforcement of Foreign Judgments, 5718-1958, and subject to certain time limitations (the application to enforce the judgment must be made within five years of the date of judgment or such other period as might be agreed between Israel and the United States), an Israeli court may declare a foreign civil judgment enforceable if it finds that:

•	the judgment was rendered by a court which was, according to the laws of the State in which the court is located, competent to render the judgment;
•	the judgment may no longer be appealed;
•	the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and;
•	the judgment is executory in the State in which it was given.

An Israeli court will not declare a foreign judgment enforceable if:

•	the judgment was obtained by fraud;
•	there is a finding of lack of due process;
•	the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;
•	the judgment is in conflict with another judgment that was given in the same matter between the same parties and that is still valid; or
•	the time the action was instituted in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

In general, an obligation imposed by the judgment of a United States court is enforceable according to the rules relating to the enforceability of judgments in Israel, and a United States court is considered competent to render judgments according to the laws of private international law in Israel.

Furthermore, Israeli courts may not adjudicate a claim based on a violation of U.S. securities laws if the court determines that Israel is not the most appropriate forum in which to bring such a claim. Even if an Israeli court agrees to hear such a claim, it may determine that Israeli law, not U.S. law, is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact, which can be a time-consuming and costly process.

Since our key Officers and Directors do not reside in the United States it may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons, and, as a result, it may be difficult or impossible for you to enforce judgments rendered against us or the Officers or Directors in United States courts. Thus, investing in us may pose a greater risk because should any situation arise in the future in which you have a cause of action against these persons or us, you may face potential difficulties in bringing lawsuits or, if successful, in collecting judgments against these persons or us.

Item 2.	Properties

Our Principal Executive Offices

Our mailing address is 538 W. 21st Street, Suite # 80308, Houston, TX 77008-3642. Our telephone number is 1-855-763-2210. We have reserved a web address: www.L3corp1.com, but we do not currently have an operating web site. Currently our officers work from their homes. We have not paid any rent since incorporation. When and if our operations expand sufficiently to justify the expense of having our own space, we will look for an appropriate facility.

Item 3.	Legal Proceedings

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our Directors, officers, affiliates, owner of record or beneficially of more than 5 percent of our voting securities or security holders is an adverse party or has a material interest adverse to our interest.

Item 4.	mine safety disclosures

Not applicable.

Part II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common equity; however, we intend to engage a market maker to filed an application with the Financial Industry Regulatory Authority (“FINRA”) to have our common stock quoted on the OTC Bulletin Board.

Holders of our Common Shares

As of March _, 2012, there were one registered stockholders holding 1,430,000 common shares issued and outstanding.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance our operations. Our Board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

During the fiscal year ended December 31, 2011, except as included in our Registration Statement, we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2011, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6.	Selected Financial Data

Not applicable.

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a development stage company that has commenced organizational activities but has no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we are in a position to market our services to prospective customers. Accordingly, we must raise cash in order to implement our marketing plan.

In our management’s opinion, there is a market for reasonably-priced fitness product to assist healthy individuals warm up and stretch pre and post exercise.

We believe that we will need to raise $55,000 in order to allow us to fully implement our business plan and remain in business for twelve months. If we are unable to raise additional financing to implement our complete marketing plan as detailed below, we intend to limit our marketing activities to no-cost and low-cost social media tools and sites such as LinkedIn, Twitter, and Facebook, and to market our services as well as by means of free networking and promotional tools such as e-mail lists, Internet groups, and blog posts. We hope to create, at minimal cost, a web presence that will draw attention to our business plan.

If we raise sufficient funds to finance and implement our marketing plan, we expect to begin to generate revenues in the second quarter of 2012. If we are unable to finance our marketing plan, we may have to curtail our activities. If we raise the necessary funds, but are unable to generate revenues for any reason, or if we are unable to make a reasonable profit, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash. We may seek to obtain additional funds through a second public offering, private placement of securities, or loans. If we do, our shareholders could find their percentage ownership diluted. Other than as described in this paragraph, we have no other financing plans at this time.

Results of Operations

For the period ended October 31, 2011, we had no revenues. The period ended December 31, 2011 is measured from inception, which was July 5, 2011.

Expenses were $3,737 in the period ended December 31, 2011.

For the period ended October 31, 2011 (from inception), we incurred a net loss of $3,737.

Liquidity and Capital Resources

We estimate that we will require approximately $55,000 for the next 12 months of operations, including the costs of finalizing our website. We do not have sufficient resources to effectuate our current business plan. As of December 31, 2011, we had $14,271 available in cash. Depending upon how much we raise in this Offering, we expect to incur a minimum of $55,000 in expenses during the next 12 months of operations, including the following expenses:

Amount raised after Offering Costs	$55,000	$95,000	$175,000
Non offering Legal and Accounting	$25,000	$25,000	$25,000
Travel	$10,000	$25,000	$25,000
Finalize Web Site Design/Development	$2,500	$5,000	$5,000
Production of Infomercial	$2,500	$12,500	$12,500
E-Commerce software	$2,500	$2,500	$2,500
Production of L-3 stretching apparatus for sale	$1,000	$5,000	$20,000
Graphic Design	$2,500	$3,000	$3,000

Advertising/marketing	$2,500	$10,000	$25,000
Computer/Fax/ General and Administrative	$6,500	$7,000	$20,000
Additional (new) Product Design			37,000

Total Estimated Expenses	$55,000	$95,000	$175,000

Additionally, $10,000 will be needed for general working capital.

Accordingly, we will have to raise the funds to pay for these expenses. We hope to obtain funding by raising money in a public offering. If we do not succeed in raising sufficient funds through such an offering, we may have to borrow money from our officers, or issue additional debt or equity securities. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Our officers and Directors have not committed to lending us money. Unless we are able to make arrangements to raise additional funds, our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

Activities Completed to Date

•	Conducted market research regarding the available machinery for stretching in commercial gyms and home gyms.
•	Designed L-3 stretching apparatus
•	Built 10 prototypes
•	Created preliminary design of web site
•	Drafted pictorial manual showing proper stretching exercises and examples using the L-3 stretching apparatus
•	Prepared initial infomercial script
•	Held discussions and demonstrations with professionals in the personal training and fitness industry
•	Held discussions with third party providers regarding the production, filming and editing of the infomercial.
•	Currently testing our product with personal trainers

Plan of Operation

Our initial marketing strategy is focused on creating awareness of our product. We have prepared pictorial manuals of several stretching positions using the L-3 stretching apparatus. We have completed the draft of our web site and have manufactured ten prototypes of our product. In addition, we have prepared a draft script for our infomercial and are currently holding discussions with personnel that can assist in the planning, filming, and editing the infomercial. We intend to launch our infomercial on YouTube when it is complete. Our infomercial explaining the benefits of the L-3 stretching apparatus. Once completed, our President will begin discussing the sale of the L3 with his counterparts at health spas and gyms. Our manuals are currently being provided to personal trainers and we anticipate that personal trainers will present these to their individual clients and discuss the importance of stretching with them. In this fashion we will get the name of our product out and this will assist in the grass roots marketing campaign.

The more senior personal trainers will be asked to discuss with their facilities’ managers the new L3 product and we will offer special discounts on any future products purchased by the personal trainer’s clientele, based on if they assisted in selling products to their gyms. No discounts have of yet been discussed.

In addition, we foresee conducting a YouTube campaign to try and interest health related distributors and individuals in purchasing the L3 stretching apparatus. We plan to ship the L-3 to the gyms via a normal shipping agent, DHL or regular mail.

We hope to attend the IDEA Personal Trainer Institute in 2012 where we can meet trainers from all over the United States and interest them in the L-3 stretching apparatus.

We do not plan on carrying inventory rather will order / store our products from suppliers in the US, EU, or China after the clients order the products from us. This method of operations is known as a “just-in-time” inventory technique. When properly implemented, “just-in-time” inventory techniques ensure that orders are processed without the need for inventory storage or a warehousing, and that orders match supply requests one-to-one. In order to implement “just-in-time” inventory, we must immediately purchase items ordered from one of our suppliers and drop-ship to our client as soon as a purchase is made on our website and payment is confirmed.

In the next 12 months of operations, we plan on targeting personal trainers, distributors of gym equipment and the managers of health spas and gyms.

Since inception we have completed the initial design for our web site, drafted a preliminary script for our infomercial and have designed and produced ten prototypes of the L-3 stretching apparatus. Our officers and personal trainer colleagues have tested the L-3 stretching apparatus and have found it effective and useful. During 2012, we will strive to reach the following milestones:

▪	First Quarter 2012:
•	Attend the Idea Personal Trainer Institute conference in February.
•	Negotiate with manufacturers to produce the L3 and fully cost out the product.
•	Finalize package design, web design and marketing materials.
•	Continue distributing our pictorial stretching manual

Finalize negotiations with infomercial producer

Begin grass roots marketing campaign by educating gym instructors on the L3 stretch apparatus

▪	Second Quarter 2012:
•	Distribute marketing materials to health spas and gyms
•	Continue grass roots marketing campaign by educating gym instructors on the L-3 stretching apparatus.
•	complete infomercial

Locate 3rd party distributors for our products to assist in sales into commercial gyms and spas

▪	3rd Quarter 2012:
•	Promote web site on various social media tools
•	Have an internet marketing plan prepared
•	Launch on YouTube.com
—	Sign up distributors and begin sales to gyms / spas / and clientele of personal trainers.

▪	4th Quarter 2012:
•	Complete e commerce web site

Commence online sales to retail customers

In 2012, we expect our sales to be minimal. Our sales price to our customers will be based on order quantity with the minimum order quantity of 3 pieces for commercial operations and 1 for home use.

Each L-3 stretching apparatus costs to us no more than $30 FOB US, EU or China. We will contract with a shipping company in order to deliver the stretching apparatus to the customers’ doors. We anticipate shipping costs will be less than $50 per L-3 stretching apparatus. We have not yet contracted with a shipping company and/or with a manufacturing facility.

Additional Equity Raises

On September 15, 2011 the Company issued 1,230,000 shares of common stock to a Director of the Company, for $12,300. Payment was received on September 1, 2011.

On September 15, 2011 the Company issued 200,000 shares of common stock to a Director of the Company, for $2,000. Payment was received on August 31, 2011.

We still do not have sufficient resources to effectuate our business plan. As of December 31, 2011, we had approximately $14,271 in cash. As noted above, we expect to incur a minimum of $55,000 in expenses during the next twelve months of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.	Financial Statements and Supplementary Data

L3 CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

Item 9.             Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this Annual Report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

Our officers and Directors and their ages and positions are as follows:

Name and Business Address	Age	Position
Mr. Noam Katzav	30	President, CEO, Treasurer and Director
Mr. David Zohar	26	Secretary and Director

Mr. Noam Katzav is a seasoned personal trainer and has been instructing clients at Israel’s leading health spas and gyms since 2005. He received a Bachelors of Science degree from the Wingate Institute in Physical Education, Israel’s premier physical education institution. In addition he holds a spinning instructors diploma. From 2005- 2010, Mr. Katzav was the fitness coach for a professional soccer team. In addition to such activities, our President has developed techniques which improve stability training for adults, children and extreme sports participants.

Mr. Zohar is an administrator with a specific focus on assisting troubled youths. He has been employed as an administrator at Project Youth from 2010 to present and held a similar position at Derech Hey from 2008-2010. His responsibilities included overseeing, planning, and scheduling, daily tasks assisting social workers and others counseling and assisting troubled youths in getting back on track. In addition, in 2011, he completed coursework at the office of the Tamat for administration management.

There are no familial relationship among our Directors and officers. None of our Directors or officers is a Director in any other reporting companies. None of our Directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which any of the Company’s officers or Directors, or any associate of any such officer or Director, is a party adverse to the Company or any of the Company’s subsidiaries, or has a material interest adverse to the Company or to any of its subsidiaries.

Each Director of the Company serves for a term of one year or until his successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the board of Directors, for a term of one year and until the successor is elected at the annual meeting of the board of Directors and is qualified.

It is expected that our Directors will devote between three and five hours per week to our operations on an ongoing basis, and will devote whole days and even multiple days at a stretch when required until the website is operating. At that time, each of them will devote approximately 5-10 hours per week to our operations.

While Messrs. Katzav and Zohar are officers of the Company, they are provided no salary and work for us on a part-time basis, and are not employees of the Company.

Auditors; Code of Ethics; Financial Expert

Our principal registered independent accountant is Weinberg & Baer, LLC.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Directors, who are also our officers. Thus, there is a potential conflict of interest in that our Directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. Our Directors and officers have orally committed to us that in making management decisions, they will act in accordance with the State law requirements of a duty of loyalty and a duty of care, as a reasonably prudent businessman would act, until such time as we are able to recruit independent Directors. We are not aware of any other conflicts of interest with any of our executive officers or Directors.

Item 11.	Executive Compensation

We have not paid, nor do we owe, any compensation to our executive officers for the year ending December 31, 2011. From inception through December 31, 2011, we have not paid any compensation to our officers.

As of December 31, 2011, we had no employment agreements with any of our executive officers or employees.

Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any Director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since we were founded.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or Directors or employees or consultants since we were founded.

Compensation of Directors

There are no current arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2011, there were no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Holdings

The following table lists, as of March 7, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and Director of our Company; and (iii) all officers and Directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 1,430,000 shares of our common stock issued and outstanding as of December 31, 2011. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o L3 Corp., 538 W. 21st Street Suite # 80308 Houston, TX 77008-3642.

		Amount and Nature
Name of Beneficial		of Beneficial	Percent of
Owner	Title Of Class	Ownership	Class
Noam Katzav (1)	Common	1,230,000	86
David Zohar(2)	Common	200,000	14
Directors and Officers as a Group (2 persons)	Common	1,430,000	100.0

(1) Our President, Chief Executive Officer, Treasurer and Director

(2) Our Secretary and Director.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	0

Total	0	0	0

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

•	any Director or officer of our Company;

•	any proposed Director of officer of our Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or
20

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On September 15, 2011 the Company issued 1,230,000 shares of common stock to a Director of the Company, for a $1,230 subscription receivable. Payment was received in September 1, 2011

On September 15, 2011 the Company issued 200,000 shares of common stock to a Director of the Company, for a $2000 subscription receivable. Payment was received in August 31, 2011

The shares that were issued to each of Mr. Katzav and Mr. Zohar were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4.2 of the Securities Act.

Our officers and Directors may be considered promoters of the Registrant due to their participation in and management of the business since its incorporation.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent Directors.” We do not believe that either of our directors currently meets the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

December 31, 2011(1)
Audit Fees	$11,000
Audit Related Fees	0
Tax Fees	500
All Other Fees	0

Notes:

(1)	For the year ended December 31, 2011, principal accountants of the Company were Weinberg & Baer LLC.

Since incorporation and as of the fiscal year ended December 31, 2011, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

3.1*	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on January 11, 2012).

3.2*	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on January 11, 2012).

31	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Noam Katzav

32	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Noam Katzav

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L3 CORP.

(Registrant)

By:	/s/ Noam Katzav
Name Noam Katzav
Title: President, Chief Executive and Financial Officer (Principal Executive and Financial Officer) and Director

Dated: March 7, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Noam Katzav	/s/ David Zohar
	Name: Noam Katzav	Name: David Zohar
	Title: President, Chief Executive and Treasurer (Principal Executive and Financial Officer) and Director	Title: Secretary and Director

Dated: March 7, 2012

L3 CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of L3 Corp.:

We have audited the accompanying balance sheet of L3 Corp. (a Delaware corporation in the development stage) as of December 31, 2011 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011 and cumulative from inception (July 5, 2011). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L3 Corp. as of December 31, 2011 and the results of its operations and its cash flows for the year ended December 31, 2011 and cumulative from inception (July 5, 2011) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2011, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

February 16, 2012

L3 CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF DECEMBER 31, 2011

As of
December 31,
2011

ASSETS

Current Assets:
Cash or cash equivalents	$14,271
Deferred offering costs	9,500
Total current assets	23,771

Total Assets	$23,771

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$13,208
Total Current Liabilities	13,208

Commitments and Contingencies	-

Stockholders' Equity:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 1,430,000 shares issued and outstanding	143
Additional paid-in capital	14,157
(Deficit) accumulated during development stage	(3,737)

Total stockholders' equity	10,563

Total Liabilities and Stockholders' Equity	$23,771

The accompanying notes to financial statements are

an integral part of these statements.

L3 CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

AND CUMULATIVE FROM INCEPTION (JULY 5, 2011)

	Year	Cumulative
	Ended	From
	December 31, 2011	Inception

Revenues	$-	$-

Expenses:
General and administrative -
Professional fees	2,500	2,500
Filing fees	1,208	1,208
Other	29	29

Total general and administrative expenses	3,737	3,737
	-	-
(Loss) from Operations	(3,737)	(3,737)

Provision for income taxes	-	-

Net (Loss)	$(3,737)	$(3,737)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	977,167

The accompanying notes to financial statements are

an integral part of these statements.

L3 CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (JULY 5, 2011)

THROUGH DECEMBER 31, 2011

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.01/share)	1,430,000	143	14,157	-	14,300

Net (loss) for the period	-	-	-	(3,737)	(3,737)

Balance - December 31, 2011	1,430,000	143	14,157	(3,737)	10,563

The accompanying notes to financial statements are

an integral part of these statements.

L3 CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

AND CUMULATIVE FROM INCEPTION (JULY 5, 2011)

	Year	Cumulative
	Ended	From
	December 31, 2011	Inception

Operating Activities:
Net (loss)	$(3,737)	$(3,737)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Deferred offering costs	(9,500)	(9,500)
Accounts payable and accrued liabilities	13,208	13,208

Net Cash Used in Operating Activities	(29)	(29)

Investing Activities:
Cash provided by investing activities	-	-

Net Cash Provided by Investing Activities	-	-

Financing Activities:
Proceeds from common stock	14,300	14,300

Net Cash Provided by Financing Activities	14,300	14,300

Net (Decrease) Increase in Cash	14,271	14,271

Cash - Beginning of Period	-	-

Cash - End of Period	$14,271	$14,271

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

L3 CORP. (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

L3 Corp. (the “Company”) is in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Delaware on July 5, 2011. The business plan of the Company is to create a marketing and promotion platform for a stretch and fitness apparatus. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2011.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2011 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All non cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2011 and cumulative expenses from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to create a marketing and promotion platform for a stretch and fitness apparatus.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2011 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Common Stock

On August 31, 2011, the Company issued 1,430,000 shares of common stock to the directors of the Company at a price of $0.01 per share, or $14,300.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 1,000,000 shares of newly issued common stock at an offering price of $0.20 per share for proceeds of up to $200,000. As of December 31, 2011, the Company accrued $9,500 of deferred offering costs related to this capital formation activity.

4.  Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2011 was as follows (assuming a 15% effective tax rate):

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$560
Change in valuation allowance	(560)

Total deferred tax provision	$-

The Company had deferred income tax assets as of December 31, 2011 as follows:

Loss carryforwards	$560
Less - Valuation allowance	(560)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2011, the Company had approximately $3,737 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

5. Related Party Loans and Transactions

On September 15, 2011, the Company issued 1,430,000 shares of common stock to the director and the secretary of the Company at a price of $0.01 per share, or $14,300.

The Company's director provides rent-free office space to the Company.

6.  Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

