Form 10-K/A
period 2011-12-31
L3 CORP
filed 2012-04-18
CIK 1537118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

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

Dated: April 18, 2012

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

Dated: April 18, 2012

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

