Form 10-Q
period 2012-03-31
L3 CORP
filed 2012-04-24
CIK 1537118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number:  333-178482
L3 CORP.
(Exact name of Registrant as specified in its charter)
Delaware	300693512
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
538 W 21st Street Suite # 80308 Houston, TX 77008-3642
(Address of principal executive offices) (zip code)

Telephone: 855-763-2210 Facsimile: 855-763-2210
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April __, 2012, there were 1,700,000 shares of the Registrant's common stock issued and outstanding.

L3 CORP.

TABLE OF CONTENTS

Part I—Financial Information

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements – (Unaudited)

L3 CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2011

L3 CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash or cash equivalents	$49,574	$14,271
Deferred offering costs	-	9,500
Total current assets	49,574	23,771

Total Assets	$49,574	$23,771
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$15,240	$13,208
Total Current Liabilities	15,240	13,208

Commitments and Contingencies	-	-

Stockholders' Equity:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 1,700,000 and 1,430,000 shares issued and outstanding, respectively	170	143
Additional paid-in capital	58,630	14,157
(Deficit) accumulated during development stage	(24,466)	(3,737)

Total stockholders' equity	34,334	10,563

Total Liabilities and Stockholders' Equity	$49,574	$23,771

The accompanying notes to financial statements are an integral part of these statements.

L3 CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND CUMULATIVE FROM INCEPTION (JULY 5, 2011)
(Unaudited)

	Three Months	Three Months	Cumulative
	Ended	Ended	From
	March 31, 2012	March 31, 2011	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative -
Professional fees	7,651	-	10,151
Filing fees	1,297	-	2,505
Franchise tax expense	740	-	740
Travel expenses	9,953	-	9,953
Other	1,088	-	1,117

Total general and administrative expenses	20,729	-	24,466
	-	-	-
(Loss) from Operations	(20,729)	-	(24,466)

Provision for income taxes	-	-	-

Net (Loss)	$(20,729)	$-	$(24,466)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	-

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	1,510,110	-

The accompanying notes to financial statements are an integral part of these statements.

L3 CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JULY 5, 2011)
THROUGH MARCH 31, 2012
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.01/share)	1,430,000	143	14,157	-	14,300

Net (loss) for the period	-	-	-	(3,737)	(3,737)

Balance - December 31, 2011	1,430,000	143	14,157	(3,737)	10,563

Common stock issued for cash ($0.2/share)	270,000	27	44,473	-	44,500

Net (loss) for the period	-	-	-	(20,729)	(20,729)

Balance - March 31, 2012	1,700,000	170	58,630	(24,466)	34,334

The accompanying notes to financial statements are an integral part of these statements.

L3 CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND CUMULATIVE FROM INCEPTION (JULY 5, 2011)
(Unaudited)

	Three Months	Three Months	Cumulative
	Ended	Ended	From
	March 31, 2012	March 31, 2011	Inception

Operating Activities:
Net (loss)	$(20,729)	$-	$(24,466)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	2,032	-	15,240

Net Cash Used in Operating Activities	(18,697)	-	(9,226)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from common stock	54,000	-	58,800

Net Cash Provided by Financing Activities	54,000	-	58,800

Net (Decrease) Increase in Cash	35,303	-	49,574

Cash - Beginning of Period	14,271	-	-

Cash - End of Period	$49,574	$-	$49,574

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2012.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. The carrying value of accounts payable-trade and accrued liabilities approximate fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2. Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to create a marketing and promotion platform for a stretch and fitness apparatus.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Common Stock

On August 31, 2011, the Company issued 1,430,000 shares of common stock to the directors of the Company at a price of $0.01 per share, or $14,300.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 1,000,000 shares of newly issued common stock at an offering price of $0.20 per share for proceeds of up to $200,000. As of March 5, 2012, the Company had raised $54,000 in proceeds with the issuance of 270,000 shares of its common stock from this offering.
Legal and accounting fees relating to this registration statement and offering were $9,500.

4. Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2012 was as follows (assuming a 15% effective tax rate):

Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$3,109
Change in valuation allowance	(3,109)
Total deferred tax provision	$-

The Company had deferred income tax assets as of March 31, 2012 and December 31, 2011 as follows:

	2012	2011
Loss carryforwards	$3,670	$560
Less - Valuation allowance	(3,670)	(560)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended March 31, 2012 and December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2012, the Company had approximately $24,466 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

5.   Related Party Loans and Transactions

On August 31, 2011, the Company issued 1,430,000 shares of common stock to the director and the secretary of the Company at a price of $0.01 per share, or $14,300.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements.Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, as effective from January 30, 2012.

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

Results of Operations

For the period ended March 31, 2012, we had no revenues. The period ended December 31, 2011 is measured from inception, which was July 5, 2011 and from January 1, 2012 until March 31, 2012.

Expenses were $20,729 in the period ended March 31, 2012 and $24,466 since inception.

For the period ended March 31, 2012, we incurred a net loss of $20,729 and $24,466 since inception.

Liquidity and Capital Resources

We estimate that we will require approximately $55,000 for the next 12 months of operations, including the costs of finalizing our website. We do not have sufficient resources to effectuate our current business plan. As of March 31, 2012, we had $49,574 available in cash.

4

Plan of Operation

Our initial marketing strategy is focused on creating awareness of our product. We have prepared pictorial manuals of several stretching positions using the L-3 stretching apparatus. We have completed the draft of our web site and have manufactured ten prototypes of our product. In addition, we have prepared a draft script for our infomercial and are currently holding discussions with personnel that can assist in the planning, filming, and editing the infomercial. We intend to launch our infomercial on YouTube when it is complete. Our infomercial will explain the benefits of the L-3 stretching apparatus. Once completed, our President will begin discussing the sale of the L3 with his counterparts at health spas and gyms. Our manuals are currently being provided to personal trainers and we anticipate that personal trainers will present these to their individual clients and discuss the importance of stretching with them. In this fashion we will get the name of our product out and this will assist in the grass roots marketing campaign.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We do not currently use derivative financial instruments to manage risks related to changes in prices of commodities or interest rates.

Our management will monitor whether financial derivatives become available which could effectively hedge identified risks and management may in the future elect to use derivative financial instruments consistent with our overall business objectives to avoid unnecessary risk and to limit, to the extent practical, risks associated with our operating activities.

Critical Accounting Policies

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

5

As of March 31, 2012, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 1A.  Risk Factors.

Not Applicable.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item3.                      Defaults Upon Senior Securities.

None.

Item4.                      Mine Safety Disclosures.

Not applicable.

Item5.                       Other Information.

None.

Item 6.                      Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1).
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Noam Katzav.
32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Noam Katzav.

* Filed herewith.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 25, 2012

L3 CORP.

/s/
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)
April 25, 2012

7