Form 10-Q
period 2012-06-30
L3 CORP
filed 2012-07-26
CIK 1537118

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 26, 2012, there were 1,700,000 shares of the Registrant's common stock issued and outstanding.

L3 CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2011

L3 CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash or cash equivalents	$2,930	$14,271
Deferred offering costs	-	9,500
Total current assets	2,930	23,771

Total Assets	$2,930	$23,771

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$3,304	$13,208
Total Current Liabilities	3,304	13,208

Commitments and Contingencies	-	-

Stockholders' Equity:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 1,700,000 and 1,430,000 shares issued and outstanding, respectively	170	143
Additional paid-in capital	58,630	14,157
(Deficit) accumulated during development stage	(59,173)	(3,737)

Total stockholders' equity	(373)	10,563

Total Liabilities and Stockholders' Equity	$2,930	$23,771

The accompanying notes to financial statements are
an integral part of these statements.

L3 CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
AND CUMULATIVE FROM INCEPTION (JULY 5, 2011)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Cumulative
	Ended	Ended	Ended	Ended	From
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative -
Professional fees	18,484	-	26,135	-	28,635
Filing fees	3,289	-	4,586	-	5,794
Franchise tax expense	-	-	740	-	740
Travel expenses	12,815	-	22,768	-	22,768
Other	120	-	1,208	-	1,237

Total general and administrative expenses	34,708	-	55,437	-	59,173

(Loss) from Operations	(34,708)	-	(55,437)	-	(59,173)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(34,708)	$-	$(55,437)	$-	$(59,173)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$-	$(0.03)	$-

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	1,700,000	-	1,605,055	-

The accompanying notes to financial statements are
an integral part of these statements.

L3 CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JULY 5, 2011)
THROUGH JUNE 30, 2012
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.01/share)	1,430,000	143	14,157	-	14,300

Net (loss) for the period	-	-	-	(3,737)	(3,737)

Balance - December 31, 2011	1,430,000	143	14,157	(3,737)	10,563

Common stock issued for cash ($0.2/share)	270,000	27	44,473	-	44,500

Net (loss) for the period	-	-	-	(55,437)	(55,437)

Balance - June 30, 2012	1,700,000	170	58,630	(59,173)	(373)

The accompanying notes to financial statements are
an integral part of these statements.

L3 CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
AND CUMULATIVE FROM INCEPTION (JULY 5, 2011)
(Unaudited)

	Six Months	Six Months	Cumulative
	Ended	Ended	From
	June 30, 2012	June 30, 2011	Inception

Operating Activities:
Net (loss)	$(55,437)	$-	$(59,173)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities-
Deferred offering cost	9,500
Accounts payable and accrued liabilities	(9,904)	-	3,304

Net Cash Used in Operating Activities	(55,841)	-	(55,870)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from common stock	44,500	-	58,800

Net Cash Provided by Financing Activities	44,500	-	58,800

Net (Decrease) Increase in Cash	(11,341)	-	2,930

Cash - Beginning of Period	14,271	-	-

Cash - End of Period	$2,930	$-	$2,930

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012, and the results of its operations and its cash flows for the periods ended June 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2012.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

4. Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2012 was as follows (assuming a 15% effective tax rate):

2012
Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$8,316
Change in valuation allowance	(8,316)
Total deferred tax provision	$-

The Company had deferred income tax assets as of June 30, 2012 and December 31, 2011 as follows:

	2012	2011
Loss carryforwards	$8,876	$561
Less - Valuation allowance	(8,876)	(561)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended June 30, 2012 and December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2012, the Company had approximately $59,173 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, as effective from January 30, 2012.

Overview
We are a development stage company that has commenced organizational activities but has no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we are in a position to market our product to prospective customers. Accordingly, we must raise cash in order to implement our marketing plan.

In our management’s opinion, there is a market for reasonably-priced fitness product to assist healthy individuals warm up and stretch pre and post exercise.
We raised $54,000 in our offering which concluded in March 2012 and believe that those funds were sufficient for us to raise awareness of the L3 stretching apparatus to enable us to begin marketing the L3 stretching apparatus.

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

Results of Operations

Since inception which was July 5, 2011 through the period ended June 30, 2012, we had no revenues.

Expenses were $34,708 in the three month period ended June 30, 2012.  Expenses in the six month period, ended June 30, 2012, were $55,437.  Cumulative expenses since inception (July 5, 2011) were $59,173.

For the three month and the six months periods ended June 30, 2012, we incurred a net loss of $34,708 and $55,437 for such period and a cumulative net loss of $59,173 since inception.

The majority expenses are associated with travel by the President of the Company to physical fitness conferences to raise awareness of the L3 stretching apparatus, and with the filing of the Company’s S-1 registration statement, including auditing and legal fees.

Liquidity and Capital Resources

As of June 30, 2012, we had $2,930 available in cash.

Plan of Operation

Our initial marketing strategy is focused on creating awareness of our product.   Our primary operational expenses have been incurred in travel costs by our President to various fitness conferences and expositions in the United States and elsewhere to generate awareness of the L3 stretching apparatus.

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

As of June 30, 2012, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated:  July 26, 2012

L3 CORP.

/s/Noam Katzav
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)
July 26, 2012