Form 10-Q
period 2012-09-30
L3 CORP
filed 2012-10-15
CIK 1537118

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington DC  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 15, 2012, there were 1,700,000 shares of the Registrant's common stock issued and outstanding.

L3 CORP.

(A DEVELOPMENT STAGE COMPANY)

1

L3 CORP.

(A DEVELOPMENT STAGE COMPANY)

PART I - FINANCIAL INFORMATION

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

L3 CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash or cash equivalents	$2,685	$14,271
Deferred offering costs	—	9,500
Total current assets	2,685	23,771

Total Assets	$2,685	$23,771

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$5,750	$13,208
Total Current Liabilities	5,750	13,208

Commitments and Contingencies	—	—

Stockholders' Equity:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized;
1,700,000 and 1,430,000 shares issued and outstanding, respectively	170	143
Additional paid-in capital	58,630	14,157
(Deficit) accumulated during development stage	(61,865)	(3,737)

Total stockholders' equity	(3,065)	10,563

Total Liabilities and Stockholders' Equity	$2,685	$23,771

The accompanying notes to financial statements are

an integral part of these statements.

L3 CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

AND CUMULATIVE FROM INCEPTION (JULY 5, 2011)

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Cumulative
	Ended	Ended	Ended	Ended	From
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	Inception

Revenues	$—	$—	$—	$—	$—

Expenses:
General and administrative -
Professional fees	2,300	—	28,435	—	30,935
Filing fees	381	—	4,967	—	6,175
Franchise tax expense	—	—	740	—	740
Travel expenses	—	—	22,768	—	22,768
Other	10	29	1,218	29	1,247

Total general and administrative expenses	2,691	29	58,128	29	61,865
	—	—	—	—	—
(Loss) from Operations	(2,691)	(29)	(58,128)	(29)	(61,865)

Provision for income taxes	—	—	—	—	—

Net (Loss)	$(2,691)	$(29)	$(58,128)	$(29)	$(61,865)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.04)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	17,00,000	5,03,750	16,36,934	5,03,750

The accompanying notes to financial statements are

an integral part of these statements.

L3 CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (JULY 5, 2011)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	—	$—	$—	$—	$—

Common stock issued for cash ($0.01/share)	14,30,000	143	14,157	—	14,300

Net (loss) for the period	—	—	—	(3,737)	(3,737)

Balance - December 31, 2011	14,30,000	143	14,157	(3,737)	10,563

Common stock issued for cash ($0.2/share)	2,70,000	27	44,473	—	44,500

Net (loss) for the period	—	—	—	(58,128)	(58,128)

Balance - September 30, 2012	17,00,000	170	58,630	(61,864)	(3,064)

The accompanying notes to financial statements are

an integral part of these statements.

L3 CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

AND CUMULATIVE FROM INCEPTION (JULY 5, 2011)

(Unaudited)

	Nine Months	Nine Months	Cumulative
	Ended	Ended	From
	September 30,	September 30,	Inception
	2012	2011

Operating Activities:
Net (loss)	$(58,128)	$(29)	$(61,865)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Changes in net assets and liabilities-
Deferred offering cost	9,500
Accounts payable and accrued liabilities	(7,458)	—	5,750

Net Cash Used in Operating Activities	(56,086)	(29)	(56,115)

Investing Activities:
Cash provided by investing activities	—	—	—

Net Cash Provided by Investing Activities	—	—	—

Financing Activities:
Proceeds from common stock	44,500	14,300	58,800

Net Cash Provided by Financing Activities	44,500	14,300	58,800

Net (Decrease) Increase in Cash	(11,586)	14,271	2,685

Cash - Beginning of Period	14,271	—	—

Cash - End of Period	$2,685	$14,271	$2,685

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, and the results of its operations and its cash flows for the periods ended September 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2012.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. The carrying value of accounts payable and accrued liabilities approximate fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Common Stock

On August 31, 2011, the Company issued 1,430,000 shares of common stock to the directors of the Company at a price of $0.01 per share, or $14,300.

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 1,000,000 shares of newly issued common stock at an offering price of $0.20 per share for proceeds of up to $200,000. As of March 5, 2012, the Company had raised $54,000 in proceeds with the issuance of 270,000 shares of its common stock from this offering.

Legal and accounting fees relating to this registration statement and offering were $9,500.

4.  Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2012 and 2011 was as follows (assuming a 15% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$8,719	$4
Change in valuation allowance	(8,719)	(4)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of September 30, 2012 and December 31, 2011 as follows:

	2012	2011

Loss carryforwards	$9,280	$561
Less - Valuation allowance	(9,280)	(561)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for period ended September 30, 2012 and December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2012, the Company had approximately $61,865 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

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

We were unable to generate any revenues to date. If we are unable to finance our marketing plan, we may have to curtail our activities or seek a new line of operations. If we raise the necessary funds, but are unable to generate revenues for any reason, or if we are unable to make a reasonable profit, we may have to suspend or cease operations and/or seek a new line of operations. At the present time, we have not made any arrangements to raise additional cash. We may seek to obtain additional funds through a second public offering, private placement of securities, or loans. If we do, our shareholders could find their percentage ownership diluted. Other than as described in this paragraph, we have no other financing plans at this time.

Results of Operations

Since inception which was July 5, 2011 through the period ended September 30, 2012, we had no revenues.

Expenses were $2,691 in the three month period ended September 30, 2012.  Expenses in the nine month period, ended September 30, 2012, were $58,128.  Cumulative expenses since inception (July 5, 2011) were $61,864.

For the three month and the nine months periods ended September 30, 2012, we incurred a net loss of $2,691 and $58,128 respectively and a cumulative net loss of $61,864 since inception.

The majority expenses are associated with travel by the President of the Company to physical fitness conferences to raise awareness of the L3 stretching apparatus, and with the SEC filings of the Company, including auditing and legal fees.

2

Liquidity and Capital Resources

As of September 30, 2012, we had $2,685 available in cash.

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

We do not plan on carrying inventory rather will order / store our products from suppliers in the US, EU, or China after the clients order the products from us. This method of operations is known as a “just-in-time” inventory technique. When properly implemented, “just-in-time” inventory techniques ensure that orders are processed without the need for inventory storage or warehousing, and that orders match supply requests one-to-one. In order to implement “just-in-time” inventory, we must immediately purchase items ordered from one of our suppliers and drop-ship to our client as soon as a purchase is made on our website and payment is confirmed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

3

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

As of September 30, 2012, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 1A.  Risk Factors.

Not Applicable.

4

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 15, 2012

L3 CORP.

/s/Noam Katzav

President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors

(who also performs as the Principal Executive and Principal Financial and Accounting Officer)

October 15, 2012

6