Form 10-K
period 2012-12-31
L3 CORP
filed 2013-04-08
CIK 1537118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission file number: 333-178482

L3 CORP.
(Exact name of Registrant as specified in its charter)

Delaware	300693512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

52 Grand View Lane Bellingham, WA 98229	98229
(Address of principal executive offices)	(Zip Code)

(360) 393-4190
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock $0.0001	Over the Counter Bulletin Board
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

None
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☑ No ☐

Our common stock is quoted on the OTC Bulletin Board under the symbol “LCOR”.

As of the date of this Annual Report, the Registrant had minimum trading in its common stock, therefore no market value can be determined based on the trading prices of the Registrant’s common stock for its most recently completed second quarter.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

1,700,000 common shares issued and outstanding as of April 8, 2013.

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

As used in this Annual Report, the terms "we," "us," "our," "L3," the “Company” and “Issuer” mean L3 Corp., unless the context clearly requires otherwise.

PART I

ITEM 1.	BUSINESS

Overview

We were incorporated in the State of Delaware on July 5, 2011. We are a development stage company and from our inception to date, we have not generated revenues.

Our mailing address is 52 Grand View Lane, Bellingham, WA, 98229. Our telephone number is 1-360-393-4190. We have reserved a web address: www.L3corp1.com, but we do not currently have an operating website.

Business of Issuer

Our fitness business’ mission is to create a L-3 stretching apparatus, to advance stretching prior and after exercise and to provide a product line of L-3 products in order to help our customers’ clients/employees/company experience a positive, healthy, and well-being stretching experience. Our target audience is amateur and professional athletes looking to purchase a product that will extend the amount of time they stretch prior and post exercise. We are committed to delivering quality stretching products and informational telecasts over YouTube. We initially intend to focus our sales and marketing efforts on what we believe to be an effective stretching item, the L-3 stretching apparatus. We have completed the first draft of our web site design, the L-3 stretching apparatus has been designed, ten (10) prototypes have been produced and are currently being privately tested by our former president and some of his personal trainer colleagues and a pictorial manual has been produced depicting the proper form and different example of stretching exercises using our product.

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

The L-3 stretching apparatus was specifically designed, by our former President, to encourage proper stretching within the gym environment and home exercise room. By providing an apparatus specifically designed for stretching, that will be located between the weight lifting environment in the public gym or home, it is anticipated that people will stretch and stretch properly using this apparatus.

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

The L-3 stretching apparatus prototype has been tested by our former president, a highly regarded personal trainer and some of his colleagues. Initially we plan to start a grass-roots marketing campaign by teaching personal trainers about the product and the benefits of using it. We intend to hold one on one discussion with trainers and at one point ask the trainers to offer the product to the managers of these gyms. We intend to manufacture tens of units of L-3s, printed with our logo and phone number. In addition, after we create our YouTube presentation of the product we plan to create an e-commerce website that will allow for customers to purchase our product online, with different finishes and different colors and to pay for their orders via credit card, and also to track their shipments.

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

Our former president is a well-known personal trainer and his personal knowledge with many owners of gym facilities has been used to carry out our marketing plan and the testing of additional products.

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

Employees

At present, we have one employee who is our sole officer and director responsible for planning, developing and operational duties. He will continue to do so throughout the early stages of our growth. We have no intention of hiring additional employees until we have sufficient, reliable revenue from our operations. Our sole officer and director is planning to do whatever work is required until our business is at the point of having positive cash flow. We do not have any written employment agreements in place with our sole officer and director.

Going Concern

We have funded our initial operations through the issuance of 1,700,000 shares of capital stock for net proceeds of $58,800 and the sale of two promissory notes in the aggregate principal amount of $150,000. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the fiscal year ended December 31, 2012, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, our cash flow requirements have been primarily met by equity and debt financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient revenues or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations.

Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our independent registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Recent Developments

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 1,000,000 shares of newly issued common stock at an offering price of $0.20 per share for proceeds of up to $200,000. As of December 31, 2012, the Company raised gross proceeds of $54,000 with the issuance of 270,000 shares of its common stock from this offering.

On November 7, 2012, Dr. Kent Ausburn purchased an aggregate of 1,430,000 shares of our outstanding common stock from Noam Katzav and David Zohar, our former officers and directors, in a private transaction. Immediately upon closing of the transaction, Dr. Ausburn became the majority shareholder of the Company and beneficially owned 84.12% of the outstanding voting shares of the Company.

During January and February, 2013, the Company issued two promissory notes for total proceeds of $150,000 at an interest rate of 18% per annum, which are unsecured and payable on demand.

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

We expect losses in the near future, because we have not generated revenue. Our revenues are expected to be sporadic rather than steady.

We expect losses over the next twelve months because we do not yet have sufficient revenues to offset the expenses associated with the initial costs of developing our business. We cannot guarantee that we will ever be successful in generating revenues in the future. While we have no fixed costs, the revenues we generate from selling and marketing our products are not likely to be a steady stream. Instead they are likely to be sporadic and irregular. If we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business strategy is not successful, we may not be able to continue operations and our stockholders may lose their entire investment in the Company.

As discussed in the Notes to the Financial Statements included in this Form 10K as of December 31, 2012 we had no revenue, and have incurred accumulated losses of $113,127 for the period from July 5, 2011 (inception) to December 31, 2012. Our business strategy may not be successful in addressing these issues. If we cannot continue operations, our stockholders may lose their entire investment in us.

Since our officer can work or consult for other companies, their activities could slow down our operations.

Our sole director and officer is not required to work exclusively for us. He does not devote all of his time to our operations. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his services for other companies. His other activities may prevent him from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations.

We depend on key personnel

Our future success will depend in part on the continued service of key personnel, particularly, Kent Ausburn, our sole director and officer. We have not entered into an employment agreement with Dr. Ausburn. If Dr. Ausburn chooses to leave our company we will face significant difficulties in attracting potential candidates for replacement of our key personnel due to our limited financial resources and operating history. Our future success will also depend on our ability to attract and retain key managers, sales and marketing people, and others. We face intense competition for these individuals from well-established companies. We may not be able to attract qualified new employees or retain existing employee, which may have a material adverse effect on our results of operations and financial condition.

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

To date, we have raised net proceeds of $58,800 from sales of our common stock and $150,000 from sale of two promissory notes. We need to obtain additional funding from any or all of operations, equity issuances, loans from our sole director and officer (who is under no obligation to, and have not undertaken to provide loans), or if available, loans from commercial banks, but we do not know whether we will be able to obtain that funding. Such additional funding may result in your proportionate interest in the Company being diluted.

Because we do not have an audit or compensation committee, shareholders will have to rely on our sole director, who is not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent Directors. These functions are performed by our sole director and officer. Thus, there is a potential conflict of interest in that our sole director and officer has the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

Under the Sarbanes Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, we will be required to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these obligations requires significant management time, places significant additional demands on our finance and accounting staff, and on our financial, accounting and information system, which will need to be expanded, and will increase our insurance, legal and financial compliance costs.

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

Our success depends in part on our ability to successfully sell our L-3 stretching apparatus into the professional fitness world. Based on our former president’s initial contacts with private trainer colleagues regarding the usefulness of the L-3 stretching apparatus, we believe that there is a need in the market for such a product and that such a market exists. We believe that our proprietary rights in our name will have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. We cannot assure you that obstacles will not arise as we expand our product line and the geographic scope of our sales and marketing. Third parties may assert intellectual property claims against us, particularly as we expand our business and the number of products we offer. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights from third parties or cease using those rights altogether. Any of these events could harm our business and cause our results of operations, liquidity and financial condition to suffer.

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

Our Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock, of which 1,700,000 shares are issued and outstanding. The future issuance of additional shares of common stock which we are currently authorized to issue may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We lack proper internal controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has identified certain material weaknesses relating to our internal controls and procedures. Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible. However, to the extent possible, management plans to implement procedures to assure the initiation of transactions, the custody of assets, the recording of transactions and the approval of reports will be performed by separate individuals. We believe that the foregoing steps will remediate the deficiencies identified and we continue to monitor the effectiveness of these steps and make any changes that management deems appropriate. Additionally, management compensates for the lack of segregation of duties by employing close involvement of management in day to day operations and outsourcing to financial consultants, thereby minimizing the materiality of the impact of such limitations.

Risks Relating to our Common Stock

We are subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934 which does not require a company to file all the same reports and information as a fully reporting company.

Until our common stock is registered under the Exchange Act, we will not be a fully reporting company, but only subject to the reporting obligations imposed by Section 15(d) of the Securities Exchange Act of 1934.

There is limited public (trading) market for our common stock; therefore, our investors may not be able to sell their shares.

Our common stock is quoted on the OTC Bulletin Board under the symbol “LCOR”. We can provide no assurance that any market for our common stock will ever develop. As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.

A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history. Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

We expect the market price for our common shares will be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

We expect the market for our common shares will be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price will be attributable to a number of factors.

First, as noted above, our common shares will be sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behaviour of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

You could be diluted from our future issuance of capital stock and derivative securities.

As of December 31, 2012 and the date of this report, we had 1,700,000 shares of common stock outstanding. We are authorized to issue up to 200,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future may reduce your proportionate ownership and voting power.

You may face significant restrictions on the resale of your shares due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Our common stock is subject to the “Penny Stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Our common stock is considered a “Penny Stock”. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock. In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2.	PROPERTIES

We do not hold ownership or leasehold interest in any property.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no market for our shares. We cannot give you any assurance that the shares will ever have a market or that if a market for our shares ever develops, that you will be able to sell your shares. In addition, even if a public market for our shares develops, there is no assurance that a secondary public market will be sustained.

We were assigned the trading symbol of “LCOR”. The shares of common stock currently have a quote published in the OTC Bulletin Board System. As of April 8, 2013, limited shares of our common stock have traded.

Holders of our Common Shares

As of April 8, 2013, we have 13 registered shareholders and 1,700,000 common shares issued and outstanding.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

During the fiscal year ended December 31, 2012, except as included in our Registration Statement, we did not sell any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2012, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Results of Operations

Year ended December 31, 2012 compared to period from inception on July 5, 2011 to December 31, 2011

During the year ended December 31, 2012 and period from inception to December 31, 2011 we did not generated revenue.

During the year ended December 31, 2012 we incurred management fees of $17,500, consulting fees of $12,000 and travel expenses of $35,690. We did not incur such expenses during the period from inception to December 31, 2011.  The increase was due to our more active business development during 2012.

During the year ended December 31, 2012 we incurred general and administrative expenses of $33,450, an increase of $32,213 or 2,604% from $1,237 during the period from inception to December 31, 2011, and professional fees of $10,750, an increase of $8,250 or 330% from $2,500 during the period from inception to December 31, 2011. The increase was due to longer reporting period and our expanded operations in 2012.

Liquidity and Capital Resources

As of December 31, 2012, we had cash balance of $2,685. At December 31, 2011 we had cash balance of $14,271.  As of December 31, 2012, we had working capital deficit of $54,327. As of December 31, 2011, we had working capital of $10,563.

Net cash used in operating activities for the year ended December 31, 2012 was $65,586, an increase of $65,557 or 2,261% from net cash used in operating activities of $29 for the period from inception on July 5, 2011 to December 31, 2011.  The increase in net cash used in operations was due to an increase in operating costs.

Since inception we have not used cash on investing activities.

During the year ended December 31, 2012, we raised net proceeds of $44,500 by issuing 270,000 shares of our common stock. During the period from inception to December 31, 2011, we raised $14,300 by issuing 1,430,000 shares of our common stock.

Subsequent to December 31, 2012 we have raised $150,000 by issuing two promissory notes bearing interest rate of 18% per annum, unsecured and payable on demand.

We must raise additional funds and/or generate revenues from sales in order to fund our continuing operations.  We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our equity securities or through the issuance of debt securities, our cash needs could be greater than anticipated, in which case we could be forced to raise additional capital.

At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

Due to the "start up" nature of our business, we expect to incur losses as we expand and explore new strategies and business opportunities. To date, our cash flow requirements have been primarily met by equity and debt financing. Management expects to keep operating costs to a minimum until sufficient cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favourable terms, if at all. There is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

The audited financial statements for the year ended December 31, 2012, included in this Annual Report, have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities and commitments in the normal course of business. We have generated no revenues since inception and have never paid any dividends and are unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2012, we have accumulated losses of $113,127 since inception. As we do not have sufficient funds for our planned or new operations, we will need to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses, in their report on the annual financial statements for the year ended December 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate that additional funding will be required in the form of debt and/or equity financing. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debts to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

L3 CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

Report of Registered Independent Auditors	F-2

Financial Statements

- Balance Sheet as of December 31, 2012 and 2011	F-3

- Statements of Operations for the Year Ended December 31, 2012, period from inception to December 31, 2011 and period from inception to December 31, 2012	F-4

- Statement of Stockholders’ Equity (Deficit) for the Period from Inception through December 31, 2012	F-5

- Statements of Cash Flows for the Year Ended December 31, 2012, period from inception to December 31, 2011 and period from inception to December 31, 2012	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of L3 Corp.:

We have audited the accompanying balance sheet of L3 Corp. (a Delaware corporation in the development stage) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011 and cumulative from inception (July 5, 2011). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L3 Corp. as of December 31, 2012 and 2011and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and cumulative from inception (July 5, 2011) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC
Baltimore, Maryland
April 8, 2013

L3 CORP.
(A Development Stage Company)
BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2012	2011
ASSETS

Current Assets
Cash or cash equivalents	$2,685	$14,271
Deferred offering costs	-	9,500
Total Current Assets	2,685	23,771

TOTAL ASSETS	$2,685	$23,771

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable - related party	$30,422	$-
Accounts payable and accrued expenses	26,590	13,208
Total Current Liabilities	57,012	13,208

Total Liabilities	57,012	13,208

Commitments

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.0001, 200,000,000 shares authorized and
1,700,000 and 1,430,000 shares issued and outstanding at December 31, 2012 and 2011 respectively	170	143
Additional paid-in capital	58,630	14,157
Deficit accumulated during the exploration stage	(113,127)	(3,737)
Total Stockholders' Equity (Deficit)	(54,327)	10,563

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,685	$23,771

The accompanying notes are an integral part of the financial statements.

L3 CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Years Ended December 31,	July 5, 2011 (Inception) to December 31,	Cumulative from July 5, 2011 (Inception) to December 31,
	2012	2011	2012
Operating expenses
General and administrative	$33,450	$1,237	$34,687
Professional fees	10,750	2,500	13,250
Management fees	17,500	-	17,500
Consulting fees	12,000	-	12,000
Travel	35,690	-	35,690
Loss from operations	(109,390)	(3,737)	(113,127)

Net Loss	$(109,390)	$(3,737)	$(113,127)

Net loss per share, basic and diluted	$(0.07)	$(0.00)

Weighted average number of shares of common stock outstanding	1,652,658	977,167

The accompanying notes are an integral part of the financial statements.

L3 CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated
			Additional	Deficit during
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
		$	$	$	$

Balance at inception	-	-	-	-	-
Common stock issued for cash	1,430,000	143	14,157	-	14,300
Net loss for the period	-	-	-	(3,737)	(3,737)
Balance, December 31, 2011	1,430,000	143	14,157	(3,737)	10,563
Common stock issued for cash, net of issuance cost	270,000	27	44,473	-	44,500
Net loss for the period	-	-	-	(109,390)	(109,390)
Balance, December 31, 2012	1,700,000	170	58,630	(113,127)	(54,327)

The accompanying notes are an integral part of the financial statements.

L3 CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative From
		July 5, 2011	July 5, 2011
	Years Ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,390)	$(3,737)	$(113,127)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Accounts payable - related party	30,422	-	30,422
Accounts payable and accrued liabilities	13,382	3,708	26,590
Net cash used in operating activities	(65,586)	(29)	(56,115)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activites	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash, net of issuance cost	44,500	14,300	58,800
Net cash provided by financing activities	44,500	14,300	58,800

NET CHANGE IN CASH	(21,086)	14,271	2,685

CASH - BEGINNING OF PERIOD	14,271	-	-

CASH - END OF PERIOD	$2,685	$14,271	$2,685

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH TRANSACTIONS:	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

L3 CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Organization and Description of Business

L3 Corp. (the “Company”) was incorporated under the laws of the State of Delaware on July 5, 2011. The business plan of the Company is to create a marketing and promotion platform for a stretch and fitness apparatus. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a working capital deficit of $54,327 as of December 31, 2012 and has incurred losses since inception resulting in an accumulated deficit of $113,127 as of December 31, 2012. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b) Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c) Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC260, "Earnings per Share". ASC260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

d) Comprehensive Loss

ASC220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e) Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.

f) Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, accounts payable and accrued interest, and accounts payable to related parties. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2012.

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at December 31, 2012 and 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during year ended December 31, 2012 and period from inception on July 5, 2011 to December 31, 2011.

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

g) Revenue Recognition

The Company recognizes revenue when there is a persuasive evidence of an arrangement, the amount of fees to be paid by the customer is fixed or determinable, products are fully delivered or services have been provided and collection is reasonably assured.

h) Income Taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes”. Under the assets and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not the Company will not realize tax assets through future operations.

i) Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

j) Common Stock Registration Expenses

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

k) Reclassification

The comparative numbers for the period ended December 31, 2011 have been reclassified, where applicable, in order to conform with the presentation used in the current year.

l) Newly Adopted Accounting Pronouncements

The Company’s management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – COMMON STOCK

On August 31, 2011, the Company issued 1,430,000 shares of common stock to the former directors of the Company at a price of $0.01 per share for gross proceeds of $14,300.

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 1,000,000 shares of newly issued common stock at an offering price of $0.20 per share for proceeds of up to $200,000. As of December 31, 2012, the Company had raised gross proceeds of $54,000 with the issuance of 270,000 shares of its common stock from this offering. Legal and accounting fees incurred for this registration statement and offering were $9,500 and recorded as share issuance cost.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012 the Company incurred management fees of $17,500 to the sole director and officer of the Company. As at December 31, 2012 a total of $30,422 were owed to the sole director and officer for management fees and expenses he paid on behalf of the Company.

On September 15, 2011, the Company issued 1,430,000 shares of common stock to the former directors at a price of $0.01 per share for gross proceeds of $14,300.

NOTE 5 – INCOME TAX

The provision (benefit) for income taxes for the year ended December 31, 2012 and period from inception on July 5, 2011 to December 31, 2011 are as follows (assuming a 15% effective tax rate):

	Year ended December 31, 2012	Inception on July 5, 2011 to December 31, 2011
Current Tax Provision:
Federal-
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$16,409	$560
Change in valuation allowance	(16,409)	(560)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of December 31, 2012 and 2011 as follows:

	Year ended December 31, 2012	Inception on July 5, 2011 to December 31, 2011

Loss carryforwards	$16,969	$560

Less - valuation allowance	(16,969)	(560)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2012, the Company had approximately $113,127 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, which will expire starting from 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to December 31, 2012, the Company issued two promissory notes for total proceeds of $150,000 at an interest rate of 18% per annum, which are unsecured and payable on demand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer Dr. Kent Ausburn who is also our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, Dr. Ausburn concluded that as of and for the year ended December 31, 2012, our disclosure controls and procedures are not effective due to the Company’s limited internal audit functions.  Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible.  However, to the extent possible, the Company plans to implement procedures to assure the initiation of transactions, the custody of assets the recording of transactions and the approval of reports will be performed by separate individuals. The Company believes that the foregoing steps will remediate the significant deficiency identified above, and the Company continue to monitor the effectiveness of these steps and make any changes that management deems appropriate.  The Company does not believe that the impact of the limitations are material as the Company compensates for the lack of segregation of duties by employing close involvement of management day to day operations and outsourcing to financial consultants.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer Dr. Kent Ausburn who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, Dr. Ausburn concluded that, as of and for the year ended December 31, 2012, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended December 31, 2012.

The conclusion that our internal control over financial reporting was not effective was due to the presence of the weaknesses identified above with respect to our disclosure controls and procedures. We anticipate effective internal control over financial reporting once we rectify our deficiencies in our disclosure controls and procedures. However, due to the limited size of our operations and the fact that our sole director and officer approves and carries out all the transactions and reviews and approves all reports, the impact of the ineffective internal control over our financial reporting is immaterial.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2012, other than our change in management, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

Our management, including the Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

Our officers and Directors and their ages and positions are as follows:

Name and Business Address	Age	Position
Dr. Kent Ausburn	60	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Dr. Ausburn is a senior exploration geologist and mining-entrepreneur with over 31 years of worldwide experience in the exploration/mining industry. Dr. Ausburn has served as a director of Hilltown Resources (HLT-CNSX) since 2009 and as its Chief Executive Officer since 2010, helping it re-focus toward exploration and development of iron and manganese properties in Brazil. During the past three years he helped identify, acquire, and arrange financing for a large potash prospect in the Paradox Basin, SE Utah, USA, via acquisition by Magna Resources (MNA-CNSX), and an alkaline volcanic associated gold deposit in the western USA. Dr. Ausburn currently serves on the board of directors of four junior Canadian mining companies. From 2007-2008, Dr. Ausburn was associated with Longview Capital Partners as senior consulting geologist responsible for business development and property evaluation and development. From 2002 to 2007, as co-founder and VP Exploration of Tournigan Gold Corporation (currently known as “Tournigan Energy”), Dr. Ausburn was responsible for identification, generation and acquisition of a high-quality portfolio of gold projects in Northern Ireland (Curraghinalt Au deposit) and Slovakia (Kremnica Au deposit), uranium projects in Slovakia (Kuriskova U deposit) and western USA (Wyoming, Arizona, South Dakota), and base metal projects in Northern Ireland and Slovakia. Because of Dr. Ausburn’s substantial business experience and his experience as a director of numerous public companies, we have concluded that Dr. Ausburn should serve as a director of the Company.

Family Relationships

Dr. Ausburn is the sole director and officer of the Company. There are no arrangements or understandings between Dr. Ausburn and any other person pursuant to which he was appointed as an officer of the Company.

Director or Officer Involvement in Certain Legal Proceedings

Our sole officer and director was not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Board Independence

Dr. Ausburn is currently our sole director. We are not listed on a national securities exchange and, as such, are not subject to any director independence standards. Using the definition of independence set forth in the rules of the NYSE MKT, Dr. Ausburn would not be considered an independent director of the Company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. No term, however, has been accorded to Dr. Ausburn’s term as a director.

Significant Employees

We have no employees other than our sole officer and director.

Committees of the Board of Directors

Due to our size, we have not formally designated a nominating committee, an audit committee, a compensation committee, or committees performing similar functions.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to partially combine these roles. Due to the small size of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions partially combined.

Our sole director is primarily responsible for overseeing our risk management processes. The sole director receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The sole director focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the sole director’s appetite for risk. While the sole director oversees the Company, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code as we develop our business.

ITEM 11.	EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the year ended December 31, 2012 and period from inception on July 5, 2011 to December 31, 2011.

SUMMARY COMPENSATION TABLE

							Nonqualified	All
						Non-Equity	Deferred	Other
				Stock	Option	Incentive Plan	Compensation	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Noam Katzav	2012	-	-	-	-	-	-	-	-
Former CEO, CFO,	2011	-	-	-	-	-	-	-	-
Treasurer and
Director (1)

David Zohar	2012	-	-	-	-	-	-	-	-
Former	2011	-	-	-	-	-	-	-	-
Secretary and
Director (1)

Kent Ausburn	2012	17,500	-	-	-	-	-	-	17,500
CEO, CFO,	2011	NA	NA	NA	NA	NA	NA	NA	NA
Secretary,
Treasurer and
Director (2)

(1)	Resigned on November 5, 2012
(2)	Appointed on November 5, 2012

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for the year ended December 31, 2012 and the period from inception on July 5, 2011 to December 31, 2011.

Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

We have not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers since inception.

Long-Term Incentive Plan

Currently, we do not have a long-term incentive plan in favour of any director, officer, consultant or employee of our Company.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at April 8, 2013, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class (1)
Common Stock	Dr. Kent Ausburn President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director 52 Grand View Lane Bellingham, WA 98229	1,430,000 shares	84.12%
Common Stock	Officer and Director as a group that consists of one person	1,430,000 shares	84.12%

On November 7, 2012, Dr. Kent Ausburn purchased an aggregate of 1,430,000 shares of our outstanding common stock from Noam Katzav and David Zohar, our former officers and directors, in a private transaction. As consideration for the shares, Dr. Ausburn paid a total purchase price of $2,000 from his personal funds. Immediately upon the closing of the transaction, Dr. Ausburn became the majority shareholder of the Company and beneficially owned stock representing 84.12% of the outstanding voting shares of the Company.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of April 8, 2013, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 8, 2013, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

Changes in Control

Other than stated above, we are unaware of any other contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2012, the Company incurred management fees of $17,500 to Dr. Kent Ausburn, the sole director and officer of the Company.

Other than disclosed above, we did not have other significant related transactions during the year ended December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2012 and period from inception to December 31, 2011, we engaged Weinberg & Baer LLC as our independent auditor, and incurred fees as discussed below:

	2012	2011

Annual audit and quarterly review fees	$10,500	$2,500
Audit – related fees	-	-
Tax fees	-	250
All other fees	-	-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the Company’s filings other than form 10K.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the sole officer and director may also pre-approve particular services on a case-by-case basis. Our Board approved all services that our independent accountants provided to us since our inception on July 5, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document Description

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on December 14, 2011).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on December 14, 2011).

10.1	Form of promissory note (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2013)

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________
*   Filed herewith
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L3 CORP.
(Registrant)

Signature	Title	Date

/s/ Kent Ausburn	Chief Executive Officer, Chief Financial Officer, Secretary,	April 8, 2013
Kent Ausburn	Treasurer and Director (Principal Executive and Principal Financial and Accounting Officer and Director)