Form 10-Q
period 2013-03-31
L3 CORP
filed 2013-05-14
CIK 1537118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number: 333-178482

L3 CORP.
(Exact name of Registrant as specified in its charter)

Delaware	300693512
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

52 Grand View Lane
Bellingham, WA  98229
(Address of principal executive offices) (zip code)

Telephone: (360) 393-4190
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

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

As of May 14, 2013, there were 1,700,000 shares of the Registrant's common stock issued and outstanding.

L3 CORP.
(A DEVELOPMENT STAGE COMPANY)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

L3 CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
 (Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash or cash equivalents	$66,674	$2,685
Total Current Assets	66,674	2,685
TOTAL ASSETS	$66,674	$2,685

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable to related party	$12,191	$30,422
Accounts payable and accrued expenses	27,328	26,590
Promissory notes	150,000	-
Total Current Liabilities	189,519	57,012

Stockholders’ Deficit
Common stock, par value $0.0001, 200,000,000 shares authorized and
1,700,000 shares issued and outstanding	170	170
Additional paid-in capital	58,630	58,630
Deficit accumulated during the exploration stage	(181,645)	(113,127)
Total Stockholders' Deficit	(122,845)	(54,327)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$66,674	$2,685

The accompanying notes are an integral part of these unaudited financial statements.

L3 CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
 (Unaudited)

			July 5, 2011
	Three Months Ended		(Inception)
	March 31,		through
	2013	2012	March 31, 2013
Operating expenses
General and administrative	$4,263	$3,125	$38,950
Professional fees	22,310	7,651	35,560
Management fees	21,000	-	38,500
Consulting fees	12,080	-	24,080
Travel	5,191	9,953	40,881
Loss from operations	(64,844)	(20,729)	(177,971)

Interest expense	(3,674)	-	(3,674)

Net loss	$(68,518)	$(20,729)	$(181,645)

Net loss per share, basic and diluted	$(0.04)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	1,700,000	1,510,110

The accompanying notes are an integral part of these unaudited financial statements.

L3 CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (Unaudited)

			July 5, 2011
	Three Months Ended		(Inception)
	March 31,		through
	2013	2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,518)	$(20,729)	$(181,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accounts payable to related party	(18,231)	-	12,191
Accounts payable and accrued expenses	738	2,032	27,328
Net cash used in operating activities	(86,011)	(18,697)	(142,126)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of promissory notes	150,000	-	150,000
Issuance of common stock for cash, net of issuance cost	-	54,000	58,800
Net cash provided by financing activities	150,000	54,000	208,800

NET CHANGE IN CASH	63,989	35,303	66,674
CASH - BEGINNING OF PERIOD	2,685	14,271	-
CASH - END OF PERIOD	$66,674	$49,574	$66,674

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

L3 CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of L3 Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2012 as reported in the Company’s most recent Annual Report on Form 10-K, have been omitted.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $181,645 as of March 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSATIONS

During the three months ended March 31, 2013, the Company incurred management fees of $21,000 to the sole director and officer of the Company. During the three months ended March 31, 2012, the Company incurred no management fees. As of March 31, 2013, the Company had a balance of $12,191 owed to the sole director and officer for management fees and expenses paid on behalf of the Company. The amounts due to the related party are due on demand, non-interest bearing and unsecured.

NOTE 4 – PROMISSORY NOTES

During the three months ended March 31, 2013, the Company issued two promissory notes for total proceeds of $150,000 at an interest rate of 18% per annum. The promissory notes are unsecured and payable on demand.

During the three months ended March 31, 2013, the Company recorded total interest expense of $3,674 on the promissory notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

We are a development stage corporation. We have generated limited revenue and incurred losses since inception.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to discharge our obligations and pay for our ongoing expenses.

Overview

We were incorporated on July 5, 2011 in the State of Delaware. We are a development stage company that has commenced organizational activities but has not generated revenues from our business operations. The Company’s management is actively searching for profitable business opportunities.

Results of Operations

Net loss increased to $68,518 during the three months ended March 31, 2013 from $20,729 during the three months ended March 31, 2012, as loss from operations increased from $20,729 during 2012 to $64,844 during 2013, and in 2013 we recorded interest expense of $3,674 which was absent in 2012.

The increase in loss from operations was due to the increase in our operating expenses as we expanded our operations in 2013, and incurred professional and consulted expenses on due diligence while we search for new business opportunities. General and administrative expenses increased from $3,135 in three months ended March 31, 2012 to $4,263 in March 31, 2013; professional fees increased to $22,310 in 2013 from $7,651 in 2012; management fees were $21,000 in 2013 compared to zero in 2012 and Consulting fees were $12,080 in 2013 compared to zero in 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had a cash balance of $66,674 and a working capital deficit of $122,845. As of December 31, 2012, we had a cash balance of $2,685 and a working capital deficit of $54,327.

During the three months ended March 31, 2013 we financed our operations with the issuances of two promissory notes for total proceeds of $150,000.

We must raise additional funds in order to fund our continuing operations. We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our equity securities or through the issuance of debt securities, our cash needs could be greater than anticipated, in which case we could be forced to raise additional capital.

Plan of Operation

Over the next twelve months we believe we will need $250,000 to carry out our ongoing operations and to expand our operations which will come from funds currently available and additional financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

We have funded our initial operations with $58,800 from issuances of common shares and $150,000 from issuances of two promissory notes. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the fiscal year ended December 31, 2012, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Critical Accounting Policies

See Note 1 to the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer who is also our principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, particularly during the period when this report was being prepared. However, because we have limited transactions which are all approved, carried out and reviewed by our sole director and officer, the impact of the limitations are not material.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Kent Ausburn.

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Kent Ausburn.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________
* Filed herewith.

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

L3 CORP.

Dated: May 14, 2013	By:	/s/ Kent Ausburn
Kent Ausburn
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)