Form 10-Q
period 2013-06-30
LONGVIEW REAL ESTATE, INC.
filed 2013-08-14
CIK 1537118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-178482

Longview Real Estate, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	30-0693512
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7702 E Doubletree Ranch Rd. Ste 300 Scottsdale AZ 85258
(Address of principal executive offices)

480.902.3399
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

[ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 154,000,000 common shares as of August 14, 2013

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited);

F-2	Statements of Operations for the three and six months ended June 30, 2013 and 2012, and period from July 5, 2011 (Inception) to June 30, 2013 (unaudited);

F-3	Statements of Cash Flow for the six months ended June 30, 2013 and 2012, and period from July 5, 2011 (Inception) to June 30, 2013 (unaudited);

F-4	Notes to Unaudited Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

LONGVIEW REAL ESTATE, INC.

(FORMERLY L3 CORP.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash	$20,066	$2,685
Prepaid expenses	2,500	—
Total Current Assets	22,566	2,685

TOTAL ASSETS	$22,566	$2,685

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable to related party	$—	$30,422
Accounts payable and accrued expenses	16,874	26,590
Promissory notes	150,000	—
Total Current Liabilities	166,874	57,012

Stockholders’ Deficit
Preferred stock, par value $0.0001, 50,000,000 authorized and no shares issued and outstanding	—	—
Common stock, par value $0.0001, 1,500,000,000 shares authorized and 154,000,000 and 187,000,000 shares issued and outstanding on June 30, 2013 and December 31, 2012, respectively	15,400	18,700
Additional paid-in capital	43,400	40,100
Deficit accumulated during the development stage	(203,108)	(113,127)
Total Stockholders' Deficit	(144,308)	(54,327)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,566	$2,685

The accompanying notes are an integral part of these unaudited financial statements.

F-1

LONGVIEW REAL ESTATE, INC.

(FORMERLY L3 CORP.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

					July 5, 2011
	Three Months Ended		Six Months Ended		(Inception)
	June 30,		June 30,		through
	2013	2012	2013	2012	June 30, 2013

Operating expenses
General and administrative	$2,513	$3,409	$6,776	$6,534	$41,463
Professional fees	5,200	18,484	27,510	26,135	40,760
Management fees	7,000	—	28,000	—	45,500
Consulting fees	—	—	12,080	—	24,080
Travel	—	12,815	5,191	22,768	40,881
Loss from operations	(14,713)	(34,708)	(79,557)	(55,437)	(192,684)

Interest expense	(6,750)	—	(10,424)	—	(10,424)

Net loss	$(21,463)	$(34,708)	$(89,981)	$(55,437)	$(203,108)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	185,186,813	187,000,000	186,088,398	176,556,050

The accompanying notes are an integral part of these unaudited financial statements.

F-2

LONGVIEW REAL ESTATE, INC.

(FORMERLY L3 CORP.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

			July 5, 2011
	Six Months Ended		(Inception)
	June 30,		through
	2013	2012	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(89,981)	$(55,437)	$(203,108)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Prepaid expenses	(2,500)	—	(2,500)
Deferred offering cost	—	9,500	—
Accounts payable to related party	(30,422)	—	—
Accounts payable and accrued expenses	(9,716)	(9,904)	16,874
Net cash used in operating activities	(132,619)	(55,841)	(188,734)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of promissory notes	150,000	—	150,000
Issuance of common stock for cash, net of issuance cost	—	44,500	58,800
Net cash provided by financing activities	150,000	44,500	208,800

NET CHANGE IN CASH	17,381	(11,341)	20,066
CASH - BEGINNING OF PERIOD	2,685	14,271	—
CASH - END OF PERIOD	$20,066	$2,930	$20,066

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	—	—	—

NON-CASH TRANSACTIONS:
Cancellation of common stock	$3,300	$—	$3,300

The accompanying notes are an integral part of these unaudited financial statements.

F-3

LONGVIEW REAL ESTATE, INC.

(FORMERLY L3 CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Longview Real Estate, Inc. (formerly L3 Corp., the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2012 as reported in the Company’s most recent Annual Report on Form 10-K, have been omitted.

On July 3, 2013, the Company changed its business to acquiring, improving and selling real property, and changed its name from L3 Corp. to Longview Real Estate, Inc.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $203,108 as of June 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSITIONS

During the six months ended June 30, 2013, the Company incurred management fees of $28,000 to the former sole director and officer of the Company who resigned on June 25, 2013. As of June 30, 2013, the Company had no balance owed to or from any related parties.

NOTE 4 – PROMISSORY NOTES

During the six months ended June 30, 2013, the Company issued two promissory notes for total proceeds of $150,000 at an interest rate of 18% per annum. The promissory notes are unsecured and payable on demand.

During the six months ended June 30, 2013, the Company recorded total interest expense of $10,424 on the promissory notes.

F-4

NOTE 5 – COMMON SHARES

On June 25, 2013, former sole director Kent Ausburn sold 124,300,000 of his shares to Miramar Investors Inc. and cancelled his remaining 33,000,000 shares which were returned to the Company’s treasury. The transaction resulted in a change in control as Miramar Investors Inc. holds 81% of the Company’s issued and outstanding common shares.

NOTE 6 – SUBSEQUENT EVENTS

On July 3, 2013, the Company’s authorized capital was changed from 200,000,000 shares of common stock with par value of $0.0001, to 1,500,000,000 shares of common stock with par value of $0.0001 and 50,000,000 shares of “blank check” preferred stock with par value of $0.0001.

Also on July 3, 2013, the Company effected a one-for-110 forward split of the Company’s issued and outstanding common shares. All share and per share amounts herein have been retroactively restated to reflect the split.

F-5

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We were incorporated on July 5, 2011 in the State of Delaware. We are a development stage company that has commenced organizational activities but has not generated revenues from our business operations. Our original business plan was to develop an “L-3” stretching apparatus to be used by gym enthusiasts for their exercise activities.

On July 3, 2013, we changed our name to Longview Real Estate, Inc. in connection with the pursuit of a new business plan. We are now engaged in the business of acquiring a portfolio of distressed properties in certain strategic areas at deep discounts, rehabilitating these properties and selling or leasing them for the quickest and highest return possible. Our business office is located at 7702 E Doubletree Ranch Rd. Ste 300 Scottsdale, AZ 85258. Our telephone number is 480.902.3399.

A weakened economy, a record number of foreclosures, and rising unemployment claims in certain geographic areas has created “the perfect storm” for both the real estate market and to the economy at large. We see the current maelstrom as a prime opportunity to acquire, renovate, and resell or rent properties. We intend to purchase distressed properties, perform renovations on those properties to increase their value, livability, and attractiveness, and then sell the properties or keep them for value as rental properties.

We are a development stage company and there is no guarantee that we will be able to execute on our business, given the lack of revenues and operations to date. We have incurred losses since our inception. In order to commence operations in our new business opportunity, we are currently in the process of negotiating the sale of $2.1 million promissory note. If consummated, this private offering will help us acquire our initial assets for the next 3-6 months but will ultimately be inadequate to finance our business operations long-term and our desire to build a large portfolio of assets. We plan to look at low interest debt options and/or perhaps another private offering to raise the additional funds required to execute our business plan. We estimate requiring $6 - $10 million. Once we achieve this, we believe we will be able to churn the capital every 180 days and reduce the need for additional funding. As such, the success of our business plan in the next twelve months is contingent upon us obtaining additional financing. Because we have no arrangements or understandings for additional financing, it is likely that we will not be able to achieve profitability and might need to cease operations due to the lack of funding.

Our plan is to use monies invested in our company, together with any borrowed funds we may obtain, to purchase and/or develop residential properties in the San Francisco and Miami markets and other areas that, while presently struggling, have historically demonstrated strong growth and positive general economic conditions. We have a network of “in market partners” that consists of brokers, developers, builders, lenders, banks and other industry contacts to identify and acquire real estate assets that have the potential for significant return on investment. Every asset acquisition will be negotiated and analyzed by Llorn Kylo, our officer and director, and a management team that we intend to put in place in the next few months. Asset selection will be based on several factors such as:

  The acquisition price compared to properties that are similar in nature and location;
  The likelihood of increase in potential value within the next one to five years;
  The ability to generate income through leasing all or a portion of the asset;
  The ability to successfully market and sell the asset in six months to one year;
  The degree to which the asset is located in a favorable area with growth potential; and
  The quality of workmanship condition of the asset (for improved buildings).

In negotiating and analyzing each project, our management team will prepare pro forma financial analysis, gather and review ownership information, comparable properties, income information, and general market analysis. Management will then determine if the property should be purchased and any conditions of the purchase. For those properties that management deems worthwhile, we will then attempt to negotiate favorable purchase terms and conditions.

We will be responsible for maintaining and rehabilitating assets owned by the company. These responsibilities include the following:

  Paying property taxes, Special Improvement District (SID) fees, and other fees or taxes;
  Maintaining appropriate insurance coverage;
  Hiring qualified property management professionals to manage income producing assets. Any such property management arrangements will be paid from income generated from the asset;
  Managing with consultants, engineers, developers and general contractors for any properties that require additional development; and
  Securing and guaranteeing (if necessary) any loans required for the property.

When we determine that an opportunity exists to sell assets owned that we own, we will be responsible for managing the marketing and sale of the property. This may include the following:

  Hiring qualified real estate broker to list the property for sale and to find a buyer;
  Determine the appropriate sales price;
  Negotiate sales terms with potential buyers; and
  Oversee the closing of escrow and disbursement of sale proceeds.

Typically, if a 30% or greater return on investment can be achieved, the home will be liquidated. However, if greater profit can be realized by holding the property we will lease it to a tenant. Both strategies are effective at maximizing returns. The short-term strategy can provide high returns and quick turnover, while the long-term leasing strategy can provide strong capitalization rates and appreciation potential, so long as the United States housing market normalizes back to pre 2007 pricing.

We are currently active in two markets - San Francisco and Miami through the foreclosure auction. Our goal at the foreclosure auction is to buy assets below their current market value, usually aiming for a 20-30% discount. We work with our in-market partners who provide daily updates on properties as well as current market conditions through the use of analytics specific to each region. We feel that in today’s real estate market it’s crucial to stay out in front of the market whenever possible. This strategic advantage is crucial to our success in each market because it allows us to be selective in targeting specific assets and each area. Furthermore, we go the extra mile on each property scrutinizing all things related to the property, area and the market that could impact our success so that we mitigate the risk of loss or a low return.

Results of Operations for the three and six months ended June 30, 2013 and 2012 and for the period from July 5, 2011 (Date of Inception) until June 30, 2013

We generated no revenues since our inception. We are presently in the development stage of our business and we can provide no assurance that we will commence viable business operations and continue as a going concern.

We incurred $14,713 in operating expenses for the three months ended June 30, 2013, compared with $34,708 for the three months ended June 30, 2012. We incurred $79,557 in operating expenses for the six months ended June 30, 2013, compared with $55,437 for the six months ended June 30, 2012. We incurred $192,684 for the period from July 5, 2011 (Date of Inception) until June 30, 2013.

Our operating expenses from inception to date have consisted mostly of legal and accounting fees for the preparation of our registration statement and reporting obligations under the 1934 Securities Exchange Act, for consulting and transfer agent fees, and for organizational expenses. We expect that our operating expenses will increase as we are able to locate funds and pursue our business objectives. Until then, our operating expenses will largely consist of fees associated with our reporting obligations.

We incurred interest expenses of $6,750 and $10,424 for the three and six months ended June 30, 2013, respectively, with no comparable expenses in the three and six months ended June 30, 2012. This interest was incurred in connection with two promissory notes we received for proceeds of $150,000 at 18% interest.

We had a net loss of $21,463 for the three months ended June 30, 2013, compared with $34,708 for the three months ended June 30, 2012. We had a net loss of $89,981 for the six months ended June 30, 2013, compared with $55,437 for the six months ended June 30, 2012. We had an accumulated net loss of $203,108 from July 5, 2011 (Date of Inception) until June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013, we had total current assets of $22,566, consisting of $20,066 in cash and $2,500 in prepaid expenses. Our total current liabilities as of June 30, 2013 were $166,874. Thus, we have a working capital deficit of $144,308 as of June 30, 2013.

Operating activities used $132,619 in net cash for the six months ended June 30, 2013. Our net loss of $89,981 was the major contributing factor to our negative operating cash flow, along with accounts payable to related parties of $30,422. Investing activities used no cash during the period from July 5, 2011 (Date of Inception) until June 30, 2013. Financing activities generated $150,000 from issuance of promissory notes for the six months ended June 30, 2013.

We are currently in the process of negotiating the sale of $2.1 million promissory note. The note is expected to be unsecured, bear interest at 5% per annum and mature in two years. If consummated, this private offering will help us acquire our initial assets for the next 3-6 months but will ultimately be inadequate to finance our business operations long-term and our desire to build a large portfolio of assets. We estimate requiring $6 - $10 million.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $203,108 as of June 30, 2013 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Longview Real Estate, Inc.

Date:	August 14, 2013

By: /s/ Llorn Kylo Llorn Kylo Title: Chief Executive Officer, Chief Financial Officer and Director

