Form 10-Q
period 2013-09-30
LONGVIEW REAL ESTATE, INC.
filed 2013-11-14
CIK 1537118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 154,000,000 common shares as of November 13, 2013

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited);

F-2	Statements of Operations for the three and nine months ended September 30, 2013 and 2012, and period from July 5, 2011 (Inception) to September 30, 2013 (unaudited);

F-3	Statements of Cash Flow for the nine months ended September 30, 2013 and 2012, and period from July 5, 2011 (Inception) to September 30, 2013 (unaudited);

F-4	Notes to Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

LONGVIEW REAL ESTATE, INC.

(FORMERLY L3 CORP.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash	$3,662,648	$2,685
Real estate inventory	437,680	—
Total Current Assets	4,100,328	2,685
TOTAL ASSETS	$4,100,328	$2,685
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable to related parties	$1,089	$30,422
Accounts payable and accrued expenses	32,757	26,590
Promissory notes	150,000	—
Total Current Liabilities	183,846	57,012
Long term promissory notes	4,100,000	—
Total Liabilities	4,283,846	57,012
Stockholders’ Deficit
Preferred stock, par value $0.0001, 50,000,000 authorized and no shares issued and outstanding	—	—
Common stock, par value $0.0001, 1,500,000,000 shares authorized 154,000,000 and 187,000,000 shares issued and outstanding on September 30, 2013 and December 31, 2012, respectively	15,400	18,700
Additional paid-in capital	43,400	40,100
Deficit accumulated during the development stage	(242,318)	(113,127)
Total Stockholders' Deficit	(183,518)	(54,327)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,100,328	$2,685

The accompanying notes are an integral part of these unaudited financial statements.

F-1

LONGVIEW REAL ESTATE, INC.

(FORMERLY L3 CORP.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

					July 5, 2011
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(Inception)
	September 30,	September 30,	September 30,	September 30,	through
	2013	2012	2013	2012	September 30, 2013
Operating expenses
General and administrative	$4,835	$391	$11,611	$6,925	$46,298
Professional fees	4,700	2,300	32,210	28,435	45,460
Management fees	12,500	—	40,500	—	58,000
Consulting fees	—	—	12,080	—	24,080
Travel	2,092	—	7,283	22,768	42,973
Loss from operations	(24,127)	(2,691)	(103,684)	(58,128)	(216,811)
Interest expense	(15,083)	—	(25,507)	—	(25,507)
Net loss	$(39,210)	$(2,691)	$(129,191)	$(58,128)	$(242,318)
Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	154,000,000	187,000,000	175,274,725	174,306,301

  The accompanying notes are an integral part of these unaudited financial statements.

F-2

LONGVIEW REAL ESTATE, INC.

(FORMERLY L3 CORP.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

			July 5, 2011
	Nine Months Ended	Nine Months Ended	(Inception)
	September 30,	September 30,	through
	2013	2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(129,191)	$(58,128)	$(242,318)
Adjustments to reconcile net loss to net cash
used in operating activities
Changes in operating assets and liabilities
Real Estate inventory	(437,680)	—	(437,680)
Deferred offering cost	—	9,500	—
Accounts payable to related parties	(29,333)	—	1,089
Accounts payable and accrued expenses	6,167	(7,458)	32,757
Net cash used in operating activities	(590,037)	(56,086)	(646,152)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of promissory notes	4,100,000	—	4,100,000
Proceeds from short-term promissory notes	150,00		150,000
Issuance of common stock for cash, net of issuance cost	—	44,500	58,800
Net cash provided by financing activities	4,250,000	44,500	4,308,800
NET CHANGE IN CASH	3,659,963	(11,586)	3,662,648
CASH - BEGINNING OF PERIOD	2,685	14,271	—
CASH - END OF PERIOD	$3,662,648	$2,685	$3,662,648
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	—	—	—
NON-CASH TRANSACTIONS:
Cancellation of common stock	$3,300	$—	$3,300

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

NOTE 2 – REAL ESTATE INVENTORY

Inventories are stated at the lower of cost of market using the first-in, first-out (FIFO) cost method of accounting. During the current interim period, the Company paid $437,680 for two real estate properties purchased for resale.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013, the Company incurred management fees of $28,000 to the former sole director and officer of the Company who resigned on June 25, 2013. As of December 31, 2012, the Company owed an aggregate of $30,422 to the former sole director and officer and to Global Mining, a company owned by the former sole director and officer. This balance was repaid in full during the nine months ended September 30, 2013. As of September 30, 2013, the Company had no balance owed to or from these related parties.

During the nine months ended September 30, 2013, the Company incurred management fees of $12,500 to the sole director and officer of the Company. As of September 30, 2013, the Company had a balance of $1,089 owed to this related party for expenses paid on behalf of the Company. The balance is unsecure, non-interest bearing and repayable on demand.

NOTE 4 – PROMISSORY NOTES

During the nine months ended September 30, 2013, the Company issued two promissory notes for total proceeds of $150,000 at an interest rate of 18% per annum. The promissory notes are unsecured and payable on demand. During the nine months ended September 30, 2013, the Company recorded total interest expense of $17,174 on these promissory notes.

During the nine months ended September 30, 2013, the Company issued two promissory notes for total proceeds of $4,100,000 at an interest rate of 5% per annum. The promissory notes are unsecured and mature on September 15, 2015. During the nine months ended September 30, 2013, the Company recorded total interest expense of $8,333 on these promissory notes.

NOTE 5 – COMMON SHARES

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

NOTE 6 – SUBSEQUENT EVENTS

During October and November 2013, the Company acquired six additional real estate properties for an aggregate purchase price of $2,123,100. The properties were purchased for resale.

On October 22, 2013, the Company formed Praetorian Capital, LLC, a Florida limited liability company, which is a wholly owned subsidiary.

F-4

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

We are a development stage company and there is no guarantee that we will be able to execute on our business, given the lack of revenues and operations to date. We have incurred losses since our inception. In order to commence operations in our new business opportunity, we sold two promissory notes in the principal amount of $4,100,000 (the “Notes”) to accredited investors pursuant to the terms of Note Purchase Agreements. The Notes accrue interest at the rate of 5% per annum and are due and payable twenty four months from the date of issuance, subject to acceleration in the event of default and may be prepaid in whole or in part without penalty or premium.

From August 2013 to the date of this report, we have acquired 8 properties for a total cost of $2,560,780. These properties are all residential and are located in Florida, Illinois and Washington. Some of these properties are held by us and some are held in our wholly-owned subsidiary, Praetorian Capital, LLC, a Florida limited liability company formed on October 22, 2013. We intend to renovate these properties and sell them for a profit.

The private offering has helped us acquire these initial assets but will ultimately be inadequate to finance our business operations long-term and our desire to build a large portfolio of assets. We plan to look at low interest debt options and/or perhaps another private offering to raise the additional funds required to execute our business plan. We estimate requiring $6 - $10 million. Once we achieve this, we believe we will be able to churn the capital every 180 days and reduce the need for additional funding. As such, the success of our business plan in the next twelve months is contingent upon us obtaining additional financing. Because we have no arrangements or understandings for additional financing, we may not achieve profitability and might need to scale back operations due to the lack of funding.

Our plan is to use monies invested in our company, together with any borrowed funds we may obtain, to purchase and/or develop further residential properties in the various US markets that, while presently struggling, have historically demonstrated strong growth and positive general economic conditions. We have a network of “in market partners” that consists of brokers, developers, builders, lenders, banks and other industry contacts to identify and acquire real estate assets that have the potential for significant return on investment. Every asset acquisition will be negotiated and analyzed by Llorn Kylo, our officer and director, and a management team that we intend to put in place in the next few months. Asset selection will be based on several factors such as:

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

We are currently active in both foreclosure/trustee auctions and regular private party sales. Our goal at the foreclosure auction is to buy assets below their current market value, usually aiming for a 20-30% discount. We work with our in-market partners who provide daily updates on properties as well as current market conditions through the use of analytics specific to each region. We feel that in today’s real estate market it’s crucial to stay out in front of the market whenever possible. This strategic advantage is crucial to our success in each market because it allows us to be selective in targeting specific assets and each area. Furthermore, we go the extra mile on each property scrutinizing all things related to the property, area and the market that could impact our success so that we mitigate the risk of loss or a low return.

Competition

We believe that the current market for properties that meet our investment objectives is extremely competitive and many of our competitors have greater resources than we do. We compete with numerous other entities engaged in real estate investment activities, including individuals, corporations, banks and insurance company investment accounts, other REITs, real estate limited partnerships, the U.S. Government and other entities, to acquire, manage and sell real estate properties and real estate related assets. Many of our expected competitors enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase.

Compliance with Federal, State and Local Environmental Law

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by government agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying person injury claims could significantly affect our operating results and financial condition.

Results of Operations for the three and nine months ended September 30, 2013 and 2012 and for the period from July 5, 2011 (Date of Inception) until September 30, 2013

We generated no revenues since our inception. We are presently in the development stage of our business and we can provide no assurance that we will commence viable business operations and continue as a going concern.

We incurred $24,127 in operating expenses for the three months ended September 30, 2013, compared with $2,691 for the three months ended September 30, 2012. We incurred $103,684 in operating expenses for the nine months ended September 30, 2013, compared with $58,128 for the nine months ended September 30, 2012. We incurred $216,811 for the period from July 5, 2011 (Date of Inception) until September 30, 2013.

Our operating expenses from inception to date have consisted mostly of legal and accounting fees for the preparation of our registration statement and reporting obligations under the 1934 Securities Exchange Act, for consulting and transfer agent fees, and for organizational expenses. We expect that our operating expenses will increase as we are able to use the funds we have raised, locate additional funds, and pursue our business objectives.

We incurred interest expenses of $15,083 and $25,507 for the three and nine months ended September 30, 2013, respectively, with no comparable expenses in the three and nine months ended September 30, 2012. This interest was incurred in connection with two promissory notes we received for proceeds of $150,000 at 18% interest and two promissory notes we received for proceeds of $4,100,000 at 5% interest.

We had a net loss of $39,210 for the three months ended September 30, 2013, compared with $2,691 for the three months ended September 30, 2012. We had a net loss of $129,191 for the nine months ended September 30, 2013, compared with $58,128 for the nine months ended September 30, 2012. We had an accumulated net loss of $242,318 from July 5, 2011 (date of inception) until September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had total current assets of $4,100,328, consisting of $3,662,648 in cash and $437,680 in real estate inventory. Our total current liabilities as of September 30, 2013 were $183,846. Thus, we have a working capital deficit of $3,916,482 as of September 30, 2013.

Operating activities used $590,037 in net cash for the nine months ended September 30, 2013. Inventory of acquisitions of $437,680 along with our net loss of $129,191 were the major contributing factors to our negative operating cash flow.

Investing activities used no cash during the period from July 5, 2011 (date of inception) until September 30, 2013.

Financing activities generated $4,250,000 from the issuance of promissory notes for the nine months ended September 30, 2013. We issued two promissory notes for total proceeds of $150,000 at an interest rate of 18% per annum. The promissory notes are unsecured and payable on demand.

We issued two promissory notes in the principal amount of $4,100,000 (the “Notes”) to accredited investors pursuant to the terms of note purchase agreements. The notes accrue interest at the rate of 5% per annum and are due and payable twenty four months from the date of issuance, subject to acceleration in the event of default and may be prepaid in whole or in part without penalty or premium.

These private offerings helped us acquire our initial assets but will ultimately be inadequate to finance our business operations long-term and our desire to build a large portfolio of assets. We estimate requiring $6 - $10 million.

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

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Aside from below, we do not believe that any accounting policies currently fit this definition.

Property Inventory. Inventories are stated at the lower of cost of market using the first-in, first-out (FIFO) cost method of accounting. During the current interim period, the Company paid $437,680 for properties purchased for resale.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Longview Real Estate, Inc.

Date:	November 14, 2013

By: /s/ Llorn Kylo Llorn Kylo Title: Chief Executive Officer, Chief Financial Officer and Director

