Form 10-K
period 2013-12-31
Cannabis-RX Inc.
filed 2014-04-14
CIK 1537118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-178482

Cannabis-Rx, Inc.
(Exact name of registrant as specified in its charter)

Delaware	30-0693512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7702 E Doubletree Ranch Rd. Ste 300 Scottsdale AZ	85258
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 480.902.3399

Securities registered under Section 12(b) of the Exchange Act
Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 156,000,000 as of March 31, 2014

PART I

Item 1. Business

Company Overview

We were incorporated on July 5, 2011 in the State of Delaware. We are a development stage company that has accumulated an inventory of real property assets but has not generated revenues from our business operations. Our original business plan was to develop an “L-3” stretching apparatus to be used by gym enthusiasts for their exercise activities.

On July 3, 2013, we changed our name to Longview Real Estate, Inc. in connection with the pursuit of a new business plan. We are now engaged in the business of acquiring a portfolio of distressed properties in certain strategic areas at deep discounts, rehabilitating these properties and selling or leasing them for the quickest and highest return possible.

On January 30, 2014, we changed our name to Cannabis-Rx, Inc. Accordingly, in additional to acquiring and selling/leasing real estate assets, we have decided to expand our business and cater to the real estate needs of the regulated cannabis industry, in states and other locations where such business is licensed and permitted. In this niche market, we plan to purchase real estate assets and lease growing space and related facilities to licensed marijuana growers and dispensary owners for their operations.

We also intend to expand our business in the next twelve months to provide financing and consulting services to the cannabis industry in addition to our commercial real estate solutions. The extent of our pursuit into this new line of business is still under consideration, and we are considering services including regulatory compliance and license application. We believe there is a significant amount of business in this space and we have changed our name to better reflect our business direction.

We have raised $16,000,000 through the sale of unsecured promissory notes and we recently signed a secured drawdown agreement providing us access to an additional $14,000,000. We intend to deploy these funds into business operations that we believe best suited in the cannabis industry, as well as continue to pursue our real estate activities.

Proposed Cannabis Activities

Legal Considerations in Cannabis Related Activities

The Cole Memo

We intend to conduct rigorous due diligence to verify the legality of all activities that we engage in. We realize that there is a discrepancy between the laws in some states, which permit the distribution and sale of medical and recreational marijuana, from federal law that prohibits any such activities. The Controlled Substances Act (“CSA”) makes it illegal under federal law to manufacture, distribute, or dispense marijuana. Many states impose and enforce similar prohibitions. Notwithstanding the federal ban, 21 states and the District of Columbia have legalized certain marijuana-related activity. These 21 states include: Alaska, Michigan, Oregon, Arizona, Hawaii, Montana, Rhode Island, California, Illinois, Nevada, Vermont, Colorado, Maine, New Hampshire, Washington, Connecticut, Maryland, New Jersey, Delaware, Massachusetts and New Mexico.

In light of these developments, U.S. Department of Justice Deputy Attorney General James M. Cole issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning marijuana enforcement under the CSA. The Cole Memo guidance applies to all of DOJ’s federal enforcement activity, including civil enforcement and criminal investigations and prosecutions, concerning marijuana in all states.

The Cole Memo reiterates Congress’s determination that marijuana is a dangerous drug and that the illegal distribution and sale of marijuana is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Cole Memo notes that DOJ is committed to enforcement of the CSA consistent with those determinations. It also notes that DOJ is committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provides guidance to DOJ attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following important priorities (the “Cole Memo priorities”):

•	Preventing the distribution of marijuana to minors;
•	Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs, and cartels;
•	Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;
•	Preventing state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
•	Preventing violence and the use of firearms in the cultivation and distribution of marijuana;
•	Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;
•	Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and
•	Preventing marijuana possession or use on federal property.

Deputy Attorney General Cole is issuing supplemental guidance directing that prosecutors also consider these enforcement priorities with respect to federal money laundering, unlicensed money transmitter, and BSA offenses predicated on marijuana-related violations of the CSA.

FinCEN

The Financial Crimes Enforcement Network (“FinCEN”) provided guidance on February 14, 2014 about how financial institutions can provide services to marijuana-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations. For purposes of the FinCEN guidelines, a “financial institution” includes any person doing business in one or more of the following capacities:

•	bank (except bank credit card systems);
•	broker or dealer in securities;
•	money services business;
•	telegraph company;
•	casino;
•	card club; and
•	a person subject to supervision by any state or federal bank supervisory authority.

In general, the decision to open, close, or refuse any particular account or relationship should be made by each financial institution based on a number of factors specific to that institution. These factors may include its particular business objectives, an evaluation of the risks associated with offering a particular product or service, and its capacity to manage those risks effectively. Thorough customer due diligence is a critical aspect of making this assessment.

In assessing the risk of providing services to a marijuana-related business, a financial institution should conduct customer due diligence that includes: (i) verifying with the appropriate state authorities whether the business is duly licensed and registered; (ii) reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its marijuana-related business; (iii) requesting from state licensing and enforcement authorities available information about the business and related parties; (iv) developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus recreational customers); (v) ongoing monitoring of publicly available sources for adverse information about the business and related parties; (vi) ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and (vii) refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk. With respect to information regarding state licensure obtained in connection with such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where states make such information available.

As part of its customer due diligence, a financial institution should consider whether a marijuana-related business implicates one of the Cole Memo priorities or violates state law. This is a particularly important factor for a financial institution to consider when assessing the risk of providing financial services to a marijuana-related business. Considering this factor also enables the financial institution to provide information in BSA reports pertinent to law enforcement’s priorities. A financial institution that decides to provide financial services to a marijuana-related business would be required to file suspicious activity reports.

While we believe we do not qualify as a financial institution in the United States, we cannot be certain that we do not fall under the scope of the FinCEN guidelines. As such, as we engage in financing activities, we intend to adhere to the guidance of FinCEN in conducting and monitoring our financial transactions. Because this area of the law is uncertain but expected to evolve rapidly, we believe that following FinCEN’s guidelines will help us best operate in a prudent, reasonable and acceptable manner. There is no assurance, however, that our activities will not violate some aspect of the CSA. If we are found to violate the federal statute or any other in connection with our activities, our company could face serious criminal and civil sanctions. Moreover, since the use of marijuana is illegal under federal law, we may have difficulty acquiring or maintaining bank accounts and insurance and our shareholders may find it difficult to deposit their stock with brokerage firms.

Local Laws

Local laws at the city, county and municipal level add an additional layer of complexity to legalized marijuana. Despite a state’s having adopted legislation legalizing marijuana, cities, counties and municipalities, within the state seem to have the ability to otherwise restrict marijuana activities, including but not limited to cultivation, retail or consumption.

Zoning sets forth the approved use of land in any given city, county or municipality. Zoning is set by local governments and may otherwise be restricted by state laws, for example, under certain state laws a seller of liquor may not be allowed to operate within 1,000 feet of a school. There are and or will be similar restrictions imposed on marijuana operators, which will restrict how and where marijuana operations can be located and the manner and size of which they can grow and operate. Additionally, zoning is subject to change, properties can be re-zoned and a given zoning may be withdrawn. How properties are zoned will have a direct impact on our business operations.

Cannabis Commercial Real Estate

We intend to generate revenue by owning and leasing specialized real estate to licensed cannabis growers. As such, we intend to actively locate the best opportunities for real property acquisitions in the fast growing cannabis industry. The acquisition process will follow the same general format and procedures that we already have in place with our non-cannabis related real property acquisitions, which are described more fully below in this Annual Report. The purchase of specialized cannabis properties, however, will also entail researching industrial zoned real estate where we believe state and local law now permits, or in the future permit may permit, the legal cultivation of cannabis.

We do not grow, harvest, cultivate, possess, distribute or sell cannabis. We do not plan to obtain a license to do so, or in any way engage in such activity, now, or in the future. However, because we may act as landlord to licensed tenant entities who do directly engage in the cultivation, distribution and sale of cannabis, we plan to exercise appropriate and reasonable care to screen our tenants and verify that our tenants maintain proper licenses which require them operate in compliance with the state and local rules and in a way that does not interfere with the Cole Memo priorities.

We are mindful of the risks involved in leasing property to those involved in the cannabis industry. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

Further, and while we do not intend to harvest, cultivate, possess, distribute or sell cannabis, by leasing facilities to growers of marijuana, we could be deemed to be participating in marijuana cultivation or aiding and abetting, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our properties could be subject to civil forfeiture proceedings.

In addition, because the scrutiny FinCEN placed on financial institutions, it may be difficult for tenants to acquire and maintain bank accounts. This could greatly interfere with our business operations.

Financing Cannabis Related Operations

We are actively pursuing investment opportunities in the rapidly growing cannabis industry in the United States and Canada. We intend to invest in companies positioned to make a significant impact within the licensed cannabis industry. We believe these early stage investments provide emerging companies with access to larger capital sums to help elevate their status from start-ups to mature and durable brand leaders.

Since 2001, Health Canada has granted access to marijuana for medical purposes to Canadians who have had the support of their physicians. Once approved under the Marijuana Medical Access Regulations (MMAR), individuals have three options for obtaining a legal supply of dried marijuana: 1) they can apply under the MMAR to access Health Canada’s supply of dried marijuana; 2) they can apply for a personal-use production licence; or 3) they can designate someone to cultivate on their behalf with a designated-person production licence.

In response to concerns from stakeholders that this system was open to abuse, and after extensive consultations, the Government of Canada introduced the new Marijuana for Medical Purposes Regulations that were published on June 19, 2013. The new regulations aim to treat marijuana as much as possible like any other narcotic used for medical purposes by creating conditions for a new, commercial industry that is responsible for its production and distribution.

During the transition period, the new Marijuana for Medical Purposes Regulations and the current Program will operate concurrently. Authorized individuals have the option to remain with the current Program until March 31, 2014, or to switch to a licensed producer as soon as they become available. The production of marijuana for medical purposes in private residences will end March 31, 2014, as will the Health Canada supply.

As of April 1, 2014, the Marijuana Medical Access Regulations will be repealed and the only way to access marijuana for medical purposes will be through commercial, licensed prod ucers. At this time the Marijuana Medical Access Program will also end.

The MMAP is committed to providing seriously ill Canadians with effective and efficient services. As part of this commitment, the MMAP strives to meet the following service standards:

•	Processing applications within 10 weeks of receiving a complete application, including new applications, applications to renew, or applications to amend an existing authorization/licence.
•	Shipping Health Canada supply orders (dried marijuana and/or marijuana seeds) to program participants within 14 days of receiving the order; and
•	Returning calls within 5 business days.

Licensed producers can be authorized to possess, sell provide, ship, deliver, transport, destroy, produce, export and/or import marijuana for medical purposes under the Marijuana for Medical Purposes Regulations.

We recently made a US$187,000 loan to Organigram, Inc. in connection with its licensed medical marijuana operation in New Brunswick, Canada.

On March 26, 2014, Organigram, Inc. obtained a license from Health Canada under the MMAP. The license is effective as of March 26, 2014. and is valid until June 26, 2014. The license is for medical marijuana only for the site specified in the company’s license. The company expects to get a longer license covering five years once a single condition of the license has been met, which the company expects to occur in the coming weeks.

We intend to search out investment opportunities such as this that we believe will capitalize on the fast-growing cannabis industry.

Real Estate Activities

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

During 2013 and through the date of this report, we have raised $16,000,000 by selling low interest promissory notes (the “Notes”) to accredited investors pursuant to the terms of Note Purchase Agreements. The Notes accrue interest at the rate of 5% per annum and are due and payable twenty four months from the date of issuance, subject to acceleration in the event of default and may be prepaid in whole or in part without penalty or premium. We have recently entered into a secured drawdown agreement that provides us access to an additional $14,000,000 to finance our business operations.

During 2013 and through March 31, 2014, we have acquired 37 properties for a total cost of $11,094,641.00. 6 of the 37 properties have been rehabilitated and sold or are under contract for sale. 5 of the 37 properties have been rehabilitated and are listed for sale. The remaining 26 properties are in the process of rehabilitation. To date, we have achieved an average IRR% (internal rate of return) of 32.43%. We project future IRR’s to be less than what we achieved, at roughly at 25%. With all our properties we aim to immediately crystallize our gain by listing and selling the projects at the time we complete the rehabilitation. We will however, reassess all properties at the time of completion and if there is an opportunity to earn a larger return by holding the property long-term and leasing it as opposed to immediately liquidating the asset we would exercise that option. We would also evaluate adding a leveraged facility in order to maximize the return. As of March 31, 2014 we now own three classes of real estate: single family, multi-family and commercial, all of which are located in Florida, Illinois, California and Washington. Some of these properties are held by us and some are held in our wholly-owned subsidiary, Praetorian Capital, LLC, a Florida limited liability company formed on October 22, 2013.

Our plan is to use monies invested in our company to purchase and/or develop further residential properties in the various US markets that, while presently struggling, have historically demonstrated strong growth and positive general economic conditions. We have a network of “in market partners” that consists of brokers, developers, builders, lenders, banks and other industry contacts to identify and acquire real estate assets that have the potential for significant return on investment. Every asset acquisition will be negotiated and analyzed by our management team and those we work with to assist with the selection, purchase, rehabilitation and resale of all assets.. Asset selection will be based on several factors such as:

1.	The acquisition price compared to properties that are similar in nature and location;
2.	The likelihood of increase in potential value within the next one to five years;
3.	The ability to generate income through leasing all or a portion of the asset;
4.	The ability to successfully market and sell the asset in six months to one year;
5.	The degree to which the asset is located in a favorable area with growth potential; and
6.	The quality of workmanship condition of the asset (for improved buildings).

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

We will be responsible for maintaining and rehabilitating assets owned by the company. These responsibilities include the following:

1.	Paying property taxes, Special Improvement District (SID) fees, and other fees or taxes;
2.	Maintaining appropriate insurance coverage;
3.	Hiring qualified property management professionals to manage income producing assets. Any such property management arrangements will be paid from income generated from the asset;
4.	Managing with consultants, engineers, developers and general contractors for any properties that require additional development; and
5.	Securing and guaranteeing (if necessary) any loans required for the property.

When we determine that an opportunity exists to sell assets owned that we own, we will be responsible for managing the marketing and sale of the property. This may include the following:

1.	Hiring qualified real estate broker to list the property for sale and to find a buyer;
2.	Determine the appropriate sales price;
3.	Negotiate sales terms with potential buyers; and
4.	Oversee the closing of escrow and disbursement of sale proceeds.

Typically, if a 20% or greater return on investment can be achieved, the home will be liquidated. However, if greater profit can be realized by holding the property we will lease it to a tenant. To date, we have liquidated assets and not held or tenanted any assets. Both strategies are effective at maximizing returns. The short-term strategy can provide high returns and quick turnover, while the long-term leasing strategy can provide strong capitalization rates and appreciation potential, so long as the United States housing market normalizes back to pre 2007 pricing.

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

Employees

Mr. Llorn Kylo, our CEO, is our sole employee. We recently hired Munjit Johal as our new CFO and he will start on April 1, 2014. If business is successful and we experience rapid growth, we may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Item 1A. Risk Factors.

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

Because we have no operating history in the cannabis industry, we may not succeed.

While our CEO, Llorn Kylo, has experience in real estate transactions, we have no specific operating history or experience in procuring, building out or leasing real estate for agricultural purposes, specifically marijuana grow facilities, or with respect to any other activity in the cannabis industry. Moreover, we are subject to all risks inherent in a developing a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with establishing a new business and the competitive and regulatory environment in which we operate. For example, the medical marijuana industry is new and may not succeed, particularly should the federal government change course and decide to prosecute those dealing in medical marijuana. If that happens there may not be an adequate market for our properties or other activities we propose to engage in.

You should further consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, unanticipated expenses, delays and or complications with build outs, zoning issues, legal disputes with neighbors, local governments, communities and or tenants. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.

Because we may be unable to identify and or successfully acquire properties which are suitable for our business, our financial condition may be negatively affected.

Our business plan involves the identification and the successful acquisition of properties which are zoned for marijuana businesses, including grow and retail. The properties we acquire will be leased to licensed marijuana operators. Local governments must approve and adopt zoning ordinances for marijuana facilities and retail dispensaries. A lack of properly zoned real estate may reduce our prospects and limit our opportunity for growth and or increase the cost at which suitable properties are available to us. Conversely a surplus of real estate zoned for marijuana establishments may reduce demand and prices we are able to charge for properties we may have previously acquired.

Because our business is dependent upon continued market acceptance by consumers, any negative trends will adversely affect our business operations.

We are substantially dependent on continued market acceptance and proliferation of consumers of medical marijuana. We believe that as marijuana becomes more accepted the stigma associated with marijuana use will diminish and as a result consumer demand will continue to grow. And while we believe that the market and opportunity in the marijuana space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the marijuana industry will adversely affect our business operations.

In addition, it is believed by many that large well-funded businesses may have a strong economic opposition to the cannabis industry. We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue. For example, medical marijuana will likely adversely impact the existing market for the current “marijuana pill” sold by the mainstream pharmaceutical industry, should marijuana displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement. Any inroads the pharmaceutical could make in halting the impending cannabis industry could have a detrimental impact on our proposed business.

Because marijuana is illegal under federal law, we could be subject to criminal and civil sanctions for engaging in activities that violate those laws.

The U.S. Government classifies marijuana as a schedule-I controlled substance. As a result, marijuana is an illegal substance under federal law. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalizes its use for medicinal purposes.

As of January 31, 2014, 21 states and the District of Columbia allow its citizens to use medical marijuana. Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government's enforcement of current federal laws could cause significant financial damage to us and our shareholders.

Should such a change occur, our business operations would be affected. If our marijuana tenants are forced to shut their operations, we would need to seek to replace those tenants with non-marijuana tenants, who would likely expect to pay lower rents. Moreover if the marijuana industry were forced to shut down at once, it would result in a high amount of vacancies at once and create a surplus of supply, driving leases and property values lower. Additionally, we would realize an economic loss on any and all improvements made to the properties that were specific to the marijuana industry and we would likely lose any and all investments in the US market that were marijuana related.

Further, and while we do not intend to harvest, cultivate, possess, distribute or sell cannabis, by leasing facilities and financing growers of medicinal marijuana, we could be deemed to be participating in marijuana cultivation or aiding and abetting, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our properties could be subject to civil forfeiture proceedings. Moreover, since the use of marijuana is illegal under federal law, we may have difficulty acquiring or maintaining bank accounts and insurance and our shareholders may find it difficult to deposit their stock with brokerage firms.

Laws and regulations affecting the regulated marijuana industry are constantly changing, which could detrimentally affect our proposed operations, and we cannot predict the impact that future regulations may have on us.

Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on its operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

FDA regulation of marijuana and the possible registration of facilities where medical marijuana is grown could negatively affect the cannabis industry which would directly affect our financial condition.

Should the federal government legalize marijuana for medical use, it is possible that the U.S. Food and Drug Administration (FDA) would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including cGMPs (certified good manufacturing practices) related to the growth, cultivation, harvesting and processing of medical marijuana. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical marijuana is grown be registered with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical marijuana industry, what costs, requirements and possible prohibitions may be enforced. If we or our tenants are unable to comply with the regulations and or registration as prescribed by the FDA, we and or our tenants may be unable to continue to operate their and our business in its current form or at all.

Our clients and our company may have difficulty accessing the service of banks, which may make it difficult to contract for real estate needs.

On February 14, 2014, The U.S. government issued rules allowing banks to legally provide financial services to state-licensed marijuana businesses. A memorandum issued by the Justice Department to federal prosecutors re-iterated guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and “may not” be prosecuted. The Treasury Department's Financial Crimes Enforcement Network (FinCEN) issued guidelines to banks that “it is possible to provide financial services"” to state-licensed marijuana businesses and still be in compliance with federal anti-money laundering laws. The guidance falls short of the explicit legal authorization that banking industry officials had pushed the government to provide and to date it is not clear what if any banks have relied on the guidance and taken on legal marijuana companies as clients. The aforementioned policy may be administration dependent and a change in presidential administrations may cause a policy reversal and retraction of current policies, wherein legal marijuana businesses may not have access to the banking industry. We could be subject to sanctions if we are found to be a financial institution and not in harmony with FinCET guidelines. Also, the inability of potential clients in our target market to open accounts and otherwise use the service of banks may make it difficult for them to contract with us.

Because we buy, sell and lease property, we will be subject to general real estate risks.

We will be subject to risks generally incident to the ownership of real estate, including: (a) changes in general economic or local conditions; (b) changes in supply of, or demand for, similar or competing properties in the area; (c) bankruptcies, financial difficulties or defaults by tenants or other parties; (d) increases in operating costs, such as taxes and insurance; (e) the inability to achieve full stabilized occupancy at rental rates adequate to produce targeted returns; (f) periods of high interest rates and tight money supply; (g) excess supply of rental properties in the market area; (h) liability for uninsured losses resulting from natural disasters or other perils; (i) liability for environmental hazards; and (j) changes in tax, real estate, environmental, zoning or other laws or regulations. For these and other reasons, no assurance can be given that we will be profitable.

Because our business model depends upon the availability of private financing, any change in our ability to raise money will adversely affect our financial condition.

Our ability to acquire, operate and sell properties, engage in the business activities that we have planned and achieve positive financial performance depends, in large measure, on our ability to obtain financing in amounts and on terms that are favorable. The capital markets in the United States have recently undergone a turbulent period in which lending was severely restricted. Although there appears to be signs that financial institutions are resuming lending, the market has not yet returned to its pre-2008 state. Obtaining favorable financing in the current environment remains challenging. We recently entered into a drawdown agreement for $14 million. In the event the lender is unable to finance on our drawdowns, we will not be able to implement our business plan and our financial performance could be adversely affected.

Because we will compete with others for suitable properties, competition will result in higher costs that could materially affect our financial condition.

We will experience competition for real estate investments from individuals, corporations and other entities engaged in real estate investment activities, many of whom have greater financial resources than us. Competition for investments may have the effect of increasing costs and reducing returns to our investors.

Because there may be restrictions on the transfer and further encumbrance of our properties, there may be negative consequences that will affect our financial condition.

The terms of our drawdown agreement allow properties that we acquire to be collateral to secure the loans we receive. We may be prohibited from transferring or further encumbering the properties or any interest in our properties except with a lender’s prior consent. The loans may provide that upon violation of these restrictions, a lender may declare the entire amount of the loan to be immediately due and payable. If we are unable to obtain replacement financing or otherwise fail to immediately repay the loans in full, the lender may invoke its remedies under the loan, including proceeding with a foreclosure sale that could result in our losing our entire interest in the properties subject to the loans.

Because we are liable for hazardous substances on our properties, environmental liabilities are possible and can be costly.

Federal, state and local laws impose liability on a landowner for releases or the otherwise improper presence on the premises of hazardous substances. This liability is without regard to fault for, or knowledge of, the presence of such substances. A landowner may be held liable for hazardous materials brought onto a property before it acquired title and for hazardous materials that are not discovered until after it sells the property. Similar liability may occur under applicable state law. Sellers of properties may make only limited representations as to the absence of hazardous substances. If any hazardous materials are found within our properties in violation of law at any time, we may be liable for all cleanup costs, fines, penalties and other costs. This potential liability will continue after we sell the properties and may apply to hazardous materials present within the properties before we acquire the properties. If losses arise from hazardous substance contamination which cannot be recovered from a responsible party, the financial viability of the properties may be adversely affected. It is possible that we will purchase properties with known or unknown environmental problems which may require material expenditures for remediation.

Because we may not be adequately insured, we could experience significant liability for uninsured events.

While we intend to carry comprehensive insurance on our properties, including fire, liability and extended coverage insurance, there are certain risks that may be uninsurable or not insurable on terms that management believes to be economical. For example, management may not obtain insurance against floods, terrorism, mold-related claims, or earthquake insurance. If such an event occurs to, or causes the damage or destruction of, a property, we could suffer financial losses.

If we are found non-compliance with the Americans with Disabilities Act, we will be subject to significant liabilities.

If any of our properties are not in compliance with the Americans with Disabilities Act of 1990, as amended (the “ADA”), we may be required to pay for any required improvements. Under the ADA, public accommodations must meet certain federal requirements related to access and use by disabled persons. The ADA requirements could require significant expenditures and could result in the imposition of fines or an award of damages to private litigants. We cannot assure that ADA violations do not or will not exist at any of our properties.

If we are unable to manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to conduct business in a timely and efficient manner could be challenged. We may also experience delays in the turnover of properties and with activities on the cannabis side of our business.. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

Because our majority shareholder owns an aggregate of 94% of our outstanding common stock, investors may find that corporate decisions influenced by this shareholder are inconsistent with the best interests of other shareholders.

Miramar Investors Inc., our majority shareholder, owns approximately 94% of the outstanding shares of our common stock. Accordingly, it will have an overwhelming influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. While we have no current plans with regard to any merger, consolidation or sale of substantially all of our assets, the interests of this shareholder may still differ from the interests of the other shareholders.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

Because we are subject to additional regulatory compliance matters as a result of being a public company, which compliance includes Section 404 of the Sarbanes-Oxley Act of 2002, and our management has limited experience managing a public company, the failure to comply with these regulatory matters could harm our business.

Our management and outside professionals will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company. Llorn Kylo, our Chief Executive Officer and Director, has little experience running a public company. For now, he will rely heavily on legal counsel and accounting professionals to help with our future SEC reporting requirements. This will likely divert needed capital resources away from the objectives of implementing our business plan. These expenses could be more costly that we are able to bear and could result in us not being able to successfully implement our business plan.

We expect rules and regulations such as the Sarbanes-Oxley Act of 2002 will increase our legal and finance compliance costs and make some activities more time-consuming than in the past. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company.

As a smaller reporting company, our management will be required to provide a report on the effectiveness of our internal controls over financial reporting, but will not be required to provide an auditor’s attestation regarding such report. Section 404 compliance efforts may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our management determines that our internal controls over financial reporting are not effective, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Furthermore, whether or not we comply with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement necessary procedures or changes effectively or efficiently, it could harm our operations, financial reporting or financial results.

We rely on key members of management, the loss of whose services could adversely affect our success and development.

Our success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in our growth and ability to meet our business objectives. In particular, our success is highly dependent upon the efforts of Llorn Kylo, our Chief Executive Officer, and Director, the loss of whom could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of an investor's investment.

Because our Certificate of Incorporation and Bylaws and Delaware law limit the liability of our officers, directors, and others, shareholders may have no recourse for acts performed in good faith.

Under our Certificate of Incorporation, Bylaws, and Delaware law, each of our officers, directors, employees, attorneys, accountants and agents are not liable to us or the shareholders for any acts they perform in good faith, or for any non-action or failure to act, except for acts of fraud, willful misconduct or gross negligence. Our articles and bylaws provide that we will indemnify each of our officers, directors, employees, attorneys, accountants and agents from any claim, loss, cost, damage liability and expense by reason of any act undertaken or omitted to be undertaken by them, unless the act performed or omitted to be performed constitutes fraud, willful misconduct or gross negligence.

New legislation, including the Sarbanes-Oxley Act of 2002, may make it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.

The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our common stock is currently deemed a "penny stock," which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the "penny stock" rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the Nasdaq Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth (i.e., total assets less intangible assets and liabilities) of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market,if any, for our common stock. If our common stock is subject to the penny stock rules, investors will find it more difficult to dispose of our common stock.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities to us and could divert our management's attention and resources from managing our operations and business.

We have never paid dividends on our common stock and we do not expect to pay any cash dividends in the foreseeable future.

We have never paid dividends on our common stock and we intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and such other factors as our board of directors deems relevant. Accordingly, investors may need to sell their shares of our common stock to realize a return on their investment, and they may not be able to sell such shares at or above the price paid for them.

Our board could issue "blank check" preferred stock without stockholder approval with the effect of diluting existing stockholders and impairing their voting rights, and provisions in our charter documents could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation authorize the issuance of up to 50,000,000 shares of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, our board of directors issued preferred stock with super voting rights. This action could impede the success of any attempt to effect a change in control of our company.

Because there is no established market four our stock and our common stock is not listed on a stock exchange, stockholders may not be able to resell their shares at or above the price paid for them.

There is not established market for our common stock. Our common stock trades on the OTC market under ticker symbol CANA. Stocks which trade on the OTC markets tend to be illiquid and volatile and could be subject to significant fluctuations due to changes in sentiment in the market regarding our operations or business prospects, among other factors. Further, our common stock is not listed on a stock exchange, nor do we currently intend to list the common stock on a stock exchange. There are no assurances that an active public market for our common stock will develop. Therefore, stockholders may not be able to sell their shares at or above the price they paid for them.

Among the factors that could affect our stock price are:

•	industry trends and the business success of our vendors;
•	actual or anticipated fluctuations in our quarterly financial and operating results and operating results that vary from the expectations of our management or of securities analysts and investors;
•	our failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of our future operating results;
•	announcements of strategic developments, acquisitions, dispositions, financings, product developments and other materials events by us or our competitors;
•	regulatory and legislative developments;
•	litigation;
•	general market conditions;
•	other domestic and international macroeconomic factors unrelated to our performance; and
•	additions or departures of key personnel.

Requirements associated with being a reporting public company will require significant company resources and management attention.

We are a voluntary filer under the Securities Exchange Act of 1934, as a result of having filed a Registration Statement on Form S-1, pursuant to section 15(d) of the Securities Exchange Act of 1934. As a voluntary filer we intend to continue to file periodic reports to maintain current information with the SEC on Forms 10-Q, 10-K and 8-K as prescribed by the rules and Regulations of the Securities Exchange Act of 1934. We work with independent legal, accounting and financial advisors to ensure adequate disclosure and control systems to manage our growth and our obligations as a company that files reports with the SEC. These areas include corporate governance, internal control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. However, we cannot assure you that these and other measures we may take will be sufficient to allow us to satisfy our obligations as an SEC reporting company on a timely basis.

In addition, compliance with reporting and other requirements applicable to SEC reporting companies will create additional costs for us. It will require the time and attention of management and will require the hiring of additional personnel and legal, audit and other professionals. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the impact that our management's attention to these matters will have on our business.

Item 1B. Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Properties

Our principal executive offices are located at 7702 E Doubletree Ranch Rd. Ste 300 Scottsdale, AZ 85258. Our offices were leased month to month with a monthly payment of $142. Effective April 1, 2014, we entered into a one year lease for $1,925 per month.

During 2013 and through March 31, 2014, we have acquired 37 properties for a total cost of $11,094,641. 6 of the 37 properties have been rehabilitated and sold or are under contract for sale. 5 of the 37 properties have been rehabilitated and are listed for sale. The remaining 26 properties are in the process of rehabilitation. As of March 31, 2014 we now own three classes of real estate: single family, multi-family and commercial, all of which are located in Florida, Illinois, California and Washington. Some of these properties are held by us and some are held in our wholly-owned subsidiary, Praetorian Capital, LLC, a Florida limited liability company formed on October 22, 2013.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is presently no public market for our common stock. We have a trading symbol, CANA, and we are quoted on the OTCQB operating by OTC Markets Group, Inc. We can provide no assurance that a public market will materialize.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of March 31, 2014, we had 156,000,000 shares of our common stock issued and outstanding, held by thirteen (13) shareholders of record, with others holding shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.       we would not be able to pay our debts as they become due in the usual course of business, or;

2.       our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On January 16, 2014, we issued a total of two million (2,000,000) shares of our newly designated Series A Preferred Stock to Miramar Investors Inc. for total proceeds of $20,000. Under the Certificate of Designation, holders of Series A Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series A Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of two hundred (200) votes for each share held.

On January 16, 2014, we issued our officer and director, Llorn Kylo, two million (2,000,000) shares of our common stock for total proceeds of $2,000.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6. Selected Financial Data

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

Results of Operations for the years ended December 31, 2013 and 2012

Revenues

We have generated limited revenue since our inception. We are a development stage company and there is no guarantee that we will be able to execute on our business. We have incurred losses since our inception.

Operating Expenses

Operating expenses increased to $166,343 for the year ended December 31, 2013 from $109,390 for the year ended December 31, 2012. Our operating expenses for the year ended December 31, 2013 consisted of professional fees in the amount of $69,919, management fees of $59,250, general and administrative expenses of $15,494, travel expenses of $9,600 and consulting fees of $12,080. In comparison, our operating expenses for the year ended December 31, 2012 consisted of professional fees in the amount of $10,750, management fees of $17,500, general and administrative expenses of $33,450, travel expenses of $35,690 and consulting fees of $12,000.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our new cannabis related activities, the acquisition, renovation and sale of residential properties and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Other Expenses

We incurred other expenses of $89,271 for the year ended December 31, 2013, as compared with $Nil for other expenses for the year ended December 31, 2012. Our other expenses for year ended December 31, 2013 and 2012 consisted mainly of interest expense.

We expect that other expenses will increase as we plan to take on more debt to finance our property acquisitions resulting in higher interest expenses.

Net Loss

We incurred a net loss of $255,614 for the year ended December 31, 2013, compared to a net loss of $109,390 for the year ended December 31, 2012. We incurred a cumulative net loss of $368,741 for the period from inception (July 5, 2011) to December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2013, we had total current assets of $8,074,819, consisting of cash, a receivable from Berkshire Homes, Inc. and our real property inventory. We had current liabilities of $4,334,760 as of December 31, 2013. Accordingly, we had working capital of $3,740,059 as of December 31, 2013.

Operating activities used $6,065,806 in cash for the year ended December 31, 2013, as compared with $56,086 used for the year ended December 31, 2012. Our negative operating cash flow for December 31, 2013 was mainly a result of the increase in our real property inventory and our net loss for the period.

Financing activities for the year ended December 31, 2013 generated $8,250,000 in cash, as compared with cash flows provided by financing activities of $44,500 for the year ended December 31, 2012. Our positive cash flow from financing activities for the year ended December 31, 2013 was the result of proceeds from the issuance of promissory notes.

We have raised $16,000,000 through the sale of unsecured promissory notes and we recently signed a secured drawdown agreement providing us access to an additional $14,000,000. We intend to deploy these funds into business operations that we believe best suited in the cannabis industry, as well as continue to pursue our real estate activities.

We have enough available capital to operate our business for the next 12 months.

Going Concern

The accompanying financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $368,741 as of December 31, 2013 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Consolidated Financial Statements:
F-1	Reports of Independent Registered Public Accounting Firms
F-3	Consolidated Balance Sheets as of December 31, 2013 and 2012
F-4	Consolidated Statements of Operations for the years ended December 31, 2013 and December 31, 2012, and the period from inception to December 31, 2013
F-5	Consolidated Statement of Stockholders’ (Deficiency) Equity for period from inception to December 31, 2013
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012, and the period from inception to December 31, 2013
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cannabis-Rx Inc. (fka Longview Real Estate, Inc.)

(A Development Stage Company)

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Cannabis-Rx Inc. (fka Longview Real Estate, Inc.). and its subsidiary (a development stage company) (collectively the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of operations, stockholders’ equity (deficit), and cash flows from July 5, 2011 (inception) to December 31, 2012 were audited by other auditors whose report dated April 8, 2013 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the statements of operations, stockholders’ equity (deficit), and cash flows from July 5, 2011 (inception) to December 31, 2013, insofar as it relates to amounts for prior periods through December 31, 2012, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cannabis-Rx Inc. (fka Longview Real Estate, Inc.) and its subsidiary (a development stage company) as of December 31, 2013 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses since inception resulting in an accumulated deficit as of December 31, 2013, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 14, 2014

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

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

April 8, 2013

CANNABIS-RX INC.

(FORMERLY LONGVIEW REAL ESTATE, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS

Current Assets
Cash	$2,186,879	$2,685
Due from Berkshire Homes, Inc.	87,849	—
Real estate inventory	5,800,091	—
Total Current Assets	8,074,819	2,685
TOTAL ASSETS	$8,074,819	$2,685

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable to related parties	$10,420	$30,422
Accounts payable and accrued expenses	124,340	26,590
Promissory notes	4,200,000	—
Total Current Liabilities	4,334,760	57,012

Long term promissory notes	4,050,000	—

Total Liabilities	8,384,760	57,012

Stockholders’ Deficit
Preferred stock, par value $0.0001, 50,000,000 authorized and
no shares issued and outstanding	—	—
Common stock, par value $0.0001, 1,500,000,000 shares authorized
154,000,000 and 187,000,000 shares issued and outstanding on December 31, 2013 and 2012, respectively	15,400	18,700
Additional paid-in capital	43,400	40,100
Deficit accumulated during the development stage	(368,741)	(113,127)
Total Stockholders' Deficit	(309,941)	(54,327)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	8,074,819	2,685

The accompanying notes are an integral part of these unaudited financial statements.

 CANNABIS-RX, INC.

(FORMERLY LONGVIEW REAL ESTATE, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013	July 5, 2011 (Inception) to December 31, 2012	Cumulative from July 5, 2011 (Inception) to December 31, 2013

Operating expenses
General and administrative	$15,494	33,450	$50,181
Professional fees	69,919	10,750	83,169
Management fees	59,250	17,500	76,750
Consulting fees	12,080	12,000	24,080
Travel	9,600	35,690	45,290
Loss from operations	(166,343)	(109,390)	$(279,470)

Interest expense	(89,271)	—	(89,271)
Net Loss	$(255,614)	$(109,390)	$(368,741)

Net loss per share, basic and diluted	$(0.00)	$(0.07)

Weighted average number of shares of common stock outstanding	185,291,233	169,912,329

The accompanying notes are an integral part of these unaudited financial statements.

 CANNABIS-RX, INC.

(FORMERLY LONGVIEW REAL ESTATE, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY

	Common Stock		Additional Paid-in	Accumulated Deficit during Development
	Shares	Amount	Capital	Stage	Total
		$	$	$	$
Balance at inception	—	—	—	—	—
Common stock issued for cash	157,300,000	15,730	(1,430)	—	14,300
Net loss for the period	—	—	—	(3,737)	(3,737)
Balance, December 31, 2011	157,300,000	15,730	(1,430)	(3,737)	10,563
Common stock issued for cash, net of issuance cost	29,700,000	2,970	41,530	—	44,500
Net loss for the period	—	—	—	(109,390)	(109,390)
Balance, December 31, 2012	187,000,000	18,700	40,100	(113,127)	(54,327)
Common shares cancelled	(33,000,000)	(3,300)	3,300	—	—
Net loss for the period	—	—	—	(255,614)	(255,614)
Balance, December 31, 2013	154,000,000	15,400	43,400	(368,741)	(309,941)

 The accompanying notes are an integral part of these unaudited financial statements.

 CANNABIS-RX, INC.

(FORMERLY LONGVIEW REAL ESTATE, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Cumulative from July 5, 2011 (Inception) to December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(255,614)	$(109,390)	$(368,741)
Adjustments to reconcile net loss to net cash
used in operating activities
Changes in assets and liabilities
Deferred offering cost	—	9,500	—
Inventory	(5,800,091)	—	(5,800,091)
Due from related party	(87,849)	—	(87,849)
Accounts payable - related party	(20,002)	30,422	10,420
Accounts payable and accrued expenses	97,750	13,382	124,340
Net cash used in operating activities	(6,065,806)	(56,086)	(6,121,921)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash, net of issuance cost	—	44,500	58,800
Issuance of promissory notes	8,250,000	—	8,250,000
Net cash provided by financing activities	8,250,000	44,500	8,308,800

NET CHANGE IN CASH	2,184,194	(11,586)#	2,186,879

CASH - BEGINNING OF PERIOD	2,685	14,271	—

CASH - END OF PERIOD	$2,186,879	$2,685	$2,186,879

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

NON-CASH TRANSACTIONS:
Cancellation of common stocks	$3,300	$—	$3,300

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS-RX INC.

(FORMERLY LONGVIEW REAL ESTATE, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Organization and Description of Business

Cannabis-RX Inc. (the “Company”) was incorporated in Delaware on July 5, 2011. The business plan of the Company was to create a marketing and promotion platform for a stretch and fitness apparatus. On July 3, 2013, the Company changed its business to acquiring, improving and selling real property, and changed its name from L3 Corp. to Longview Real Estate, Inc. On January 30, 2014, the Company changed its name to Cannabis-Rx Inc. with the Company’s real estate business expanding to include the regulated cannabis industry by purchasing and selling real estate assets and leasing space and related facilities to licensed marijuana growers and dispensary owners for their operations. In addition, the Company plans to expand its business to provide financing and consulting services to the cannabis industry in addition to commercial real estate solutions.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”

Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $368,741 as of December 31, 2013. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars.

Principles of Consolidation

The consolidated financial statements include the financial information of Cannabis-RX, Inc. and its wholly owned subsidiary, Praetorian Capital, LLC, a Florida limited liability company formed on October 22, 2013. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses, and due to related parties. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts.

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

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is reasonably assured.

Income (Loss) Per Share

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

Inventory of Property under Development

Inventory of property held for restoration and resale are valued at the lower of cost and net realizable value.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 3 – REAL ESTATE INVENTORY

Inventories are stated at the lower of cost of market using the first-in, first-out (FIFO) cost method of accounting. During the current interim period, the Company paid $5,800,091 for 15 real estate properties purchased for resale.

NOTE 4 – COMMON STOCK

On July 3, 2013, the Company’s authorized capital was changed from 200,000,000 common shares with par value of $0.0001, to 1,500,000,000 shares and 50,000,000 shares of “blank check” preferred stock with par value of $0.0001.

Also on July 3, 2013, the Company effected a one-for-110 forward split of the Company’s issued and outstanding common shares. All share and per share amounts herein have been retroactively restated to reflect the split.

On June 25, 2013, former sole director Kent Ausburn sold 124,300,000 of his shares to Miramar Investors Inc. and cancelled his remaining 33,000,000 shares. The transaction resulted in a change in control as Miramar Investors Inc. holds 81% of the Company’s issued and outstanding common shares.

NOTE 5 – RELATED PARTY TRANSACTIONS

During 2013, the Company incurred management fees of $28,000 to the former sole director and officer of the Company who resigned on June 25, 2013. As of December 31, 2012, the Company owed an aggregate of $30,422 to this related party. This balance was repaid in full during 2013. As of December 31, 2013, the Company had no balance owed to or from this related party.

During 2013, the Company incurred management fees of $31,250 to the sole director and officer of the Company. As of December 31, 2013, the Company had a balance of $10,420 owed to this related party for management fees and expenses paid on behalf of the Company.

During 2013, the Company advanced $87,849 to Berkshire Homes, Inc., a public company with a common director and management. As of December 31, 2013, this balance remained owed by this related party.

The balances owed to or by related parties are unsecure, non-interest bearing and repayable on demand.

NOTE 6 – INCOME TAX

The Company’s deferred income tax loss benefits for 2013 and 2012 are as follows (assuming a 34% effective tax rate):

	As of December 31, 2013	As of December 31, 2012
Loss carryforwards	$56,000	$—
Less - valuation allowance	(56,000)	—
Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2013, the Company had approximately $255,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, which will expire in 2033.

Tax loss carryforwards occurring prior to the ownership change in July 2013 were eliminated as Internal Revenue Code Section 382 cancels such where an ownership change as defined has occurred and the same line of business is not continued.

NOTE 7 – PROMISSORY NOTES

 During 2013, the Company borrowed $150,000 under 2 notes at 18% interest per annum. The promissory notes are unsecured and payable on demand. During 2013, the Company recorded related interest expense of $23,924.

During 2013, the Company borrowed $8,100,000 under 3 notes at 5% interest per annum. The promissory notes are unsecured and mature twenty-four months from their issuances. During the Company recorded related interest expense of $65,347.

NOTE 8 – SUBSEQUENT EVENTS

On January 16, 2014, the Company issued 2,000,000 shares of Series A Preferred Stock to a related party for total proceeds of $20,000.

On January 16, 2014, the Company issued 2,000,000 shares of common stock to a related party for total proceeds of $2,000.

On January 27, 2014 the Company issued a promissory note in the principal amount of $4,000,000 at the interest rate of 5% per annum and due and payable twenty four months from the date of issuance, subject to acceleration in the event of default and may be prepaid in whole or in part without penalty or premium.

On February 19, 2014 the Company issued a promissory note in the principal amount of $4,000,000 at the interest rate of 5% per annum and due and payable twenty four months from the date of issuance, subject to acceleration in the event of default and may be prepaid in whole or in part without penalty or premium.

On March 17, 2014, the Company and/or its assignee loaned $187,000 to a Canadian medical marijuana company in New Brunswick, Canada, licensed by Health Canada under the Marijuana for Medical Purposes Regulation.

On March 27, 2014 the Company entered into a secured lending agreement in the principal amount of $14,000,000 at the interest rate of 5% per annum and due and payable twenty four months from the date of issuance, subject to acceleration in the event of default and may be prepaid in whole or in part without penalty or premium.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On May 2, 2013, Weinberg & Baer LLC of Baltimore, Maryland (“Weinberg & Baer LLC”) resigned as our independent registered public accounting firm. On April 30, 2013, we engaged MaloneBailey, LLP of Houston, Texas (“MaloneBailey”) as our independent registered public accounting firm.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending December 31, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c) Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fiscal year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On January 27, 2014 we sold a promissory note in the principal amount of $4,000,000 (the “Note”) to an accredited investor pursuant to the terms of a Note Purchase Agreement. The Note accrues interest at the rate of 5% per annum and is due and payable twenty four months from the date of issuance, subject to acceleration in the event of default and may be prepaid in whole or in part without penalty or premium.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Llorn Kylo	39	President, Chief Executive Officer and Director

Llorn Kylo, 39, is also the CEO and Director of Berkshire Homes, Inc. He was the owner of Kylo Homes, which developed, owned and managed a portfolio of residential properties for sale and rent from 2009 to June 2012. From 2002 to 2009, Mr. Kylo was the owner and Chief Executive Officer of Form 1 Land, Inc., a real estate development company and the President and a Director of Flex Resources Co., Ltd from January 2007 to September 2008. Mr. Kylo was chosen to be a director of the Company based on his real estate industry and construction management experience. Mr. Kylo holds a Bachelor of Commerce Degree from Royal Roads University.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Llorn Kylo, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Llorn Kylo Chief Executive Officer, Principal Executive Officer and Director	2012 2013	0 $25,000	0 0	0 0	0 0	0 0	0 0	0 0	0 $25,000
Kent Ausburn Former Chief Executive Officer, Principal Executive Officer and Director	2012 2013	21,000 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	21,000 n/a

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Llorn Kylo	—	—	—	—	—	—	—	—	—

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2014, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 7702 E Doubletree Ranch Rd. Ste 300 Scottsdale, AZ 85258.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership (1)	% of Common Stock (2)
Llorn Kylo	Common Stock	2,000,000 Shares	.35%
DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)		2,000,000 Shares	.35%
5% SHAREHOLDERS
Miramar Investors Inc. Gutenbergstrasse 10, PO Box 2090 Zurich, Switzerland 8002	Common Stock	524,300,000 Shares	94.29%

(1)     Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)    The percent of class is based on 556,000,000 voting shares as of March 31, 2014, comprised of 156,000,000 shares of our common stock issued and outstanding as of March 31, 2014, and 2,000,000 shares of our Series A Convertible Preferred Stock issued and outstanding as of March 31, 2014, which has the power to vote 400,000,000 shares.

(3)    Hans Wild has voting and dispositive control over the shares held by Miramar Investors Inc, which is located at Gutenbergstrasse 10, PO Box 2090, Zurich, Switzerland 8002.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since December 1, 2012 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

During 2013, we incurred management fees of $31,250 to Llorn Kylo, our sole officer and director. As of December 31, 2013, we had a balance of $10,420 owed to him for management fees and expenses paid on our behalf.

During 2013, we advanced $87,849 to Berkshire Homes, Inc., a public company with a common director. As of December 31, 2013, this balance remained owed by this related party.

On January 16, 2014, we issued a total of two million (2,000,000) shares of our newly designated Series A Preferred Stock to Miramar Investors Inc. for total proceeds of $20,000. The Series A Preferred Stock entitles the holder to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of two hundred (200) votes for each share held.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$13,050	$0	$0	$0
2012	$10,500	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment(2)
3.3	Bylaws (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  Incorporated by reference to the Form 8-K filed on July 8, 2013.
  Incorporated by reference to the Form 8-K filed on February 5, 2014.
  Incorporated by reference to the Form S-1 filed on December 14, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis-Rx, Inc.

By: /s/ Llorn Kylo

Llorn Kylo

President, Chief Executive Officer, Principal Executive Officer, and Director

April 14, 2014

By: /s/ Munjit Johal

Munjit Johal

Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

April 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Llorn Kylo

Llorn Kylo

Director

April 14, 2014

