Form 10-Q
period 2014-03-31
Cannabis-RX Inc.
filed 2014-05-20
CIK 1537118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-178482

Cannabis-Rx, Inc.

(Exact name of registrant as specified in its charter)

Nevada	30-0693512
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7702 E Doubletree Ranch Rd. Ste 300 Scottsdale AZ 88258
(Address of principal executive offices)

480.902.3399
(Registrant’s telephone number)
_______________________________________________________
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

[ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 156,000,000 as of May 8, 2014

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, and period from July 5, 2011 (Inception) to March 31, 2014 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and period from July 5, 2011 (Inception) to March 31, 2014 (unaudited); and
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

CANNABIS-RX INC.

(FORMERLY LONGVIEW REAL ESTATE, INC.)

 CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$3,519,599	$2,186,879
Due from Berkshire Homes, Inc.	87,849	87,849
Real estate inventory	12,452,782	5,800,091
Total Current Assets	16,060,230	8,074,819
Loan receivable	183,443	—
TOTAL ASSETS	$16,243,673	$8,074,819

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable to related parties	$10,420	$10,420
Accounts payable and accrued expenses	407,390	124,340
Promissory notes	8,200,000	4,200,000
Total Current Liabilities	8,617,810	4,334,760

Long term promissory notes	8,050,000	4,050,000

Total Liabilities	16,667,810	8,384,760

Stockholders’ Deficit
Preferred stock, par value $0.0001, 50,000,000 authorized and 2,000,000 and 0 shares issued and outstanding on March 31, 2014 and December 31, 2013, respectively	200	—
Common stock, par value $0.0001, 1,500,000,000 shares authorized 156,000,000 and 154,000,000 shares issued and outstanding on March 31, 2014 and December 31, 2013, respectively	15,600	15,400
Additional paid-in capital	65,000	43,400
Share subscriptions receivable	(20,000)
Deficit accumulated during the development stage	(484,937)	(368,741)
Total Stockholders' Deficit	(424,137)	(309,941)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	16,243,673	8,074,819

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS-RX, INC.

(FORMERLY LONGVIEW REAL ESTATE, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Sales	$853,500	$—
Cost of sales	762,333	—
Gross profit	91,167

Operating expenses
General and administrative	9,860	4,263
Professional fees	8,294	22,310
Management fees	18,750	21,000
Consulting fees	11,500	12,080
Travel	—	5,191
Total operating expenses	48,404	64,844

Income (loss) from operations	42,763	(64,844)
Interest expense	(158,959)	(3,674)
Net Loss	$(116,196)	$(68,518

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding	155,644,444	187,000,000

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS-RX, INC.

(FORMERLY LONGVIEW REAL ESTATE, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(116,196)	$(68,518)
Adjustments to reconcile net loss to net cash
used in operating activities
Changes in assets and liabilities
Inventory	(6,652,691)	—
Accounts payable - related party	—	(18,231)
Accounts payable and accrued expenses	283,050	738
Net cash used in operating activities	(6,485,837)	(86,011)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	(183,443)	—
Net cash used in investing activities	(183,443)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	2,000	—
Proceeds from promissory notes	8,000,000	150,000
Net cash provided by financing activities	8,002,000	150,000

NET CHANGE IN CASH	1,332,720	63,989

CASH - BEGINNING OF PERIOD	2,186,879	2,685

CASH - END OF PERIOD	$3,519,599	$66,674

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

NON-CASH TRANSACTIONS:
Subscription receivable	$20,000	$—
Cancellation of common stock	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS-RX INC.

(FORMERLY LONGVIEW REAL ESTATE, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

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

The accompanying unaudited interim financial statements of Cannabix-RX, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2013 annual financial statements and notes thereto filed on Form 10-K with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s fiscal 2013 financial statements have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is reasonably assured.

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $484,937 as of March 31, 2014. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – LOAN RECEIVABLE

On March 17, 2014, the Company’s wholly owned subsidiary, Cannabis RX Funding, LLC, loaned $183,443 to Organigram, Inc. a medical marijuana company in New Brunswick, Canada, licensed by Health Canada under the Marijuana for Medical Purposes Regulation.

NOTE 5 - REAL ESTATE INVENTORY

Inventories are stated at the lower of cost of market using the first-in, first-out (FIFO) cost method of accounting. During the current interim period, the Company paid $12,452,782 for real estate properties purchased for resale.

NOTE 6 - PROMISSORY NOTES

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

On March 27, 2014 the Company entered into a secured lending agreement in the principal amount of $14,000,000 at the interest rate of 5% per annum and due and payable twenty four months from the date of issuance, subject to acceleration in the event of default and may be prepaid in whole or in part without penalty or premium. No funds have been received from this agreement as of March 31, 2014.

Total interest expense recorded on the notes for the quarter was $158,959.

NOTE 7 - COMMON STOCK

On January 16, 2014, the Company issued 2,000,000 shares of Series A Preferred Stock to a related party for total proceeds of $20,000. As the proceeds of the share issuance had not been received as of March 31, 2014, the amount has been recorded as share subscription receivable.

On January 16, 2014, the Company issued 2,000,000 shares of common stock to a related party for total proceeds of $2,000.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the period, the Company incurred management fees of $18,750 to the sole director and officer of the Company. As of March 31, 2014, the Company had a balance of $10,420 owed to this related party for management fees and expenses paid on behalf of the Company.

During 2013, the Company advanced $87,849 to Berkshire Homes, Inc., a public company with a common director and management. As of March 31, 2014, this balance remained owed by this related party.

The balances owed to or by related parties are unsecured, non-interest bearing and repayable on demand.

NOTE 9 - SUBSEQUENT EVENTS

On May 14, 2014, the Company settled a dispute in connection with a loan in the principal amount of $183,443 to Organigram, Inc. Under the terms of the settlement, Organigram, Inc. paid the Company a total of $273,443 and the parties agreed to a mutual release of all claims.

Aside from the foregoing, in accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

We were incorporated on July 5, 2011 in the State of Delaware. We have accumulated an inventory of real property assets but has not generated revenues from our business operations. Our original business plan was to develop an “L-3” stretching apparatus to be used by gym enthusiasts for their exercise activities.

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

During 2013 and through March 31, 2014, we have acquired 37 properties for a total cost of $11,094,641. Six of the 37 properties have been rehabilitated and sold or are under contract for sale. Five of the 37 properties have been rehabilitated and are listed for sale. The remaining 26 properties are in the process of rehabilitation. As of March 31, 2014 we now own three classes of real estate: single family, multi-family and commercial, all of which are located in Florida, Illinois, California and Washington. Some of these properties are held by us and some are held in our wholly-owned subsidiary, Praetorian Capital, LLC, a Florida limited liability company formed on October 22, 2013.

Results of Operations for the three months ended March 31, 2014 and 2013

Revenues

We generated sales of $853,500 for the three months ended March 31, 2014, our first quarter to post revenues. We achieved a gross profit of $91,167 for the three months ended March 31, 2014. We expect our revenues to climb in 2014 as we dispose of the properties that we have previously acquired.

Operating Expenses

Operating expenses decreased to $48,404 for the three months ended March 31, 2014 from $64,844 for the three months ended March 31, 2013. Our operating expenses for the three months ended March 31, 2014 consisted of management fees of $18,750, consulting fees of $11,500, professional fees of $8,294 and general and administrative expenses of $9,860. In comparison, our operating expenses for the three months ended March 31, 2013 consisted of professional fees in the amount of $22,310, management fees of $21,000, consulting fees of $12,080, travel expenses of $5,191 and general and administrative expenses of $4,263.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our new cannabis related activities, the acquisition, renovation and sale of residential properties and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Interest Expenses

Interest expenses increased to $158,959 for the three months ended March 31, 2014 from $3,674 for the three months ended March 31, 2013. The increase is attributable to the increase in long-term promissory notes.

Net Loss

We incurred a net loss of $116,196 for the three months ended March 31, 2014, compared to a net loss of $68,518 for the three months ended March 31, 2013. We have experienced an accumulated net loss of $484,937 from our inception to March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014, we had total current assets of $16,060,230, consisting of cash, a receivable from Berkshire Homes, Inc. and our real property inventory. We had current liabilities of $8,617,810 as of March 31, 2014. Accordingly, we had working capital of $7,442,420 as of March 31, 2014.

Operating activities used $6,485,837 in cash for the three months ended March 31, 2014, as compared with $86,011used for the three months ended March 31, 2013. Our negative operating cash flow for March 31, 2014 was mainly a result of the increase in our real property inventory along with our net loss for the period.

Financing activities for the three months ended March 31, 2014 generated $8,002,000 in cash, as compared with cash flows provided by financing activities of $150,000 for the three months ended March 31, 2013. Our positive cash flow from financing activities for the three months ended March 31, 2014 was the result of proceeds from the issuance of promissory notes.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $484,937 as of March 31, 2014 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cannabis-Rx, Inc.
Date:	May 20, 2014
By:	/s/ Llorn Kylo
Llorn Kylo
Title:	President, Chief Executive Officer, and Director

