Form 10-Q
period 2014-06-30
Cannabis-RX Inc.
filed 2014-08-14
CIK 1537118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 156,000,000 as of August 8, 2014

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited); and
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

CANNABIS-RX INC.

(FORMERLY LONGVIEW REAL ESTATE, INC.)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$121,893	$2,186,879
Due from Berkshire Homes, Inc.	87,849	87,849
Real estate inventory	16,023,557	5,800,091
Total Current Assets	16,233,299	8,074,819
TOTAL ASSETS	$16,233,299	$8,074,819
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable to related parties	$11,981	$10,420
Accounts payable and accrued expenses	35,869	35,868
Accrued interest	460,910	88,472
Promissory notes	8,200,000	4,200,000
Total Current Liabilities	8,708,760	4,334,760
Long term promissory notes	8,050,000	4,050,000
Total Liabilities	16,758,760	8,384,760
Stockholders’ Deficit
Preferred stock, par value $0.0001, 50,000,000 authorized and 2,000,000 and 0 shares issued and outstanding on June 30, 2014 and December 31, 2013, respectively	200	—
Common stock, par value $0.0001, 1,500,000,000 shares authorized 156,000,000 and 154,000,000 shares issued and outstanding on June 30, 2014 and December 31, 2013, respectively	15,600	15,400
Additional paid-in capital	65,000	43,400
Share subscriptions receivable	(20,000)	—
Deficit accumulated during the development stage	(586,261)	(368,741)
Total Stockholders' Deficit	(525,461)	(309,941)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	16,233,299	8,074,819

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS-RX, INC.

(FORMERLY LONGVIEW REAL ESTATE, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

 (unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
REVENUES	$2,776,131	$—	$3,629,631	$—
COST OF SALES	2,573,782	—	3,336,115	—
GROSS PROFIT	202,349	—	293,516	—
EXPENSES
Consulting fees	—	—	11,500	12,080
General and administrative	107,741	2,513	117,601	11,967
Professional fees	18,555	5,200	26,849	27,510
Management fees and expenses	35,776	7,000	54,526	28,000
TOTAL EXPENSES	162,072	14,713	210,476	79,557
INCOME (LOSS) FROM OPERATIONS	40,277	(14,713)	83,040	(79,557)
OTHER INCOME (EXPENSE)
Interest expense	(213,479)	(6,750)	(372,438)	(10,424)
Gain on settlement of loan receivable	71,878	—	71,878	—
TOTAL OTHER INCOME ( EXPENSE)	(141,601)	(6,750)	(300,560)	(10,424)
NET LOSS	$(101,324)	$(21,463)	$(217,520)	$(89,891)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	156,000,000	185,186,813	138,444,444	186,088,398

The accompanying notes are an integral part of these unaudited financial statements.

 CANNABIS-RX, INC.

(FORMERLY LONGVIEW REAL ESTATE, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(217,520)	$(89,981)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on loan receivable	(71,878)
Changes in assets and liabilities
Prepaid expenses		(2,500)
Inventory	(10,223,466)	—
Accounts payable - related party	1,561	(30,422)
Accounts payable and accrued expenses	372,439	(9,716)
Net cash used in operating activities	(10,138,864)	(132,619)
CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	(183,443)
Proceeds from loan receivable settlement	255,321
Net cash used in investing activities	71,878	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	2,000	—
Proceeds from promissory notes	8,000,000	150,000
Net cash provided by financing activities	8,002,000	150,000
NET CHANGE IN CASH	(2,064,986)	17,381
CASH - BEGINNING OF PERIOD	2,186,879	2,685
CASH - END OF PERIOD	$121,893	$20,066
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
NON-CASH TRANSACTIONS:
Subscription receivable	$20,000	$—
Cancellation of common stock	$—	$3,300

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

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $586,261 as of June 30, 2014. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – LOAN RECEIVABLE

On March 17, 2014, the Company loaned $183,443 to a Canadian medical marijuana company in New Brunswick, Canada, licensed by Health Canada under the Marijuana for Medical Purposes Regulation. On May 15, 2014, the Company received the proceeds on settlement of the loan in the amount of $ 255,321. The additional proceeds of $ 71,878 has been recorded as other income on the statement of operations.

NOTE 5 - REAL ESTATE INVENTORY

Inventories are stated at the lower of cost of market using the first-in, first-out (FIFO) cost method of accounting. During the current interim period, the Company paid $10,223,466 for real estate properties purchased for resale, net of property dispositions in the period.

NOTE 6 - PROMISSORY NOTES

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

On March 27, 2014 the Company entered into a secured lending agreement in the principal amount of $14,000,000 at the interest rate of 5% per annum and due and payable twenty four months from the date of issuance, subject to acceleration in the event of default and may be prepaid in whole or in part without penalty or premium. No funds have been received from this agreement as of June 30, 2014.

Total interest expense recorded on the notes for the quarter was $213,479 and $ 372,438 for the three months and six months ended June 30, 2014.

NOTE 7 - COMMON STOCK

On January 16, 2014, the Company issued 2,000,000 shares of Series A Preferred Stock to a related party for total proceeds of $20,000. As the proceeds of the share issuance had not been received as of June 30, 2014 , the amount has been recorded as share subscription receivable.

On January 16, 2014, the Company issued 2,000,000 shares of common stock to a related party for total proceeds of $2,000.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the period, the Company incurred management fees of $54,526 to directors and officers of the Company. As of June 30, 2014, the Company had a balance of $11,981 owed to a director and officer for management fees and expenses paid on behalf of the Company.

During 2013, the Company advanced $87,849 to Berkshire Homes, Inc., a public company with a common director and management. As of June 30, 2014, this balance remained owed by this related party.

The balances owed to or by related parties are unsecured, non-interest bearing and repayable on demand.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

At present, we have acquired 51 properties for a total cost of $16,285,190. 22 of the 51 properties have been sold or are under contract for sale; 9 of the 51 properties have been rehabilitated and are listed for sale; the remaining 19 properties are in the process of rehabilitation. We have 1 remaining property that is held for investment purposes and is currently being rented out. Currently we now own three classes of real estate: single family, multi-family and commercial, all of which are located in Florida, Illinois, California, Washington and Colorado. Some of these properties are held by us and some are held in our wholly-owned subsidiary, Praetorian Capital, LLC, a Florida limited liability company formed on October 22, 2013.

Results of Operations for the three months ended June 30, 2014 and 2013

Revenues

We generated sales of $2,776,131 and $3,629,631 the three and six months ended June 30, 2014, respectively. We achieved a gross profit of $202,349 and $293,516 for the three and six months ended June 30, 2014, respectively. We expect our revenues to climb in the second half of 2014 as we dispose of the properties that we have previously acquired.

Operating Expenses

Operating expenses increased to $162,072 for the three months ended June 30, 2014 from $14,713 for the three months ended June 30, 2013. Our operating expenses for the three months ended June 30, 2014 consisted of management fees and expenses of $35,776, professional fees of $18,555 and general and administrative expenses of $107,741. In comparison, our operating expenses for the three months ended June 30, 2013 consisted of professional fees in the amount of $5,200, management fees and expenses of $7,000, and general and administrative expenses of $2,513.

Operating expenses increased to $210,476 for the six months ended June 30, 2014 from $79,557 for the six months ended June 30, 2013. Our operating expenses for the six months ended June 30, 2014 consisted of management fees and expenses of $54,526, consulting fees of $11,500, professional fees of $26,849 and general and administrative expenses of $117,601. In comparison, our operating expenses for the six months ended June 30, 2013 consisted of professional fees in the amount of $27,510, management fees and expenses of $28,000, consulting fees of $12,080, and general and administrative expenses of $11,967.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our new cannabis related activities, the acquisition, renovation and sale of residential properties and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

4

Other Expenses

Interest expenses increased to $213,479 and $372,438 for the three and six months ended June 30, 2014, respectively, from $6,750 and $10,424 for the three and six months ended June 30, 2013, respectively. The increase is attributable to the increase in long-term promissory notes. We realized a one-time settlement for income of $71,878 in the three months ended June 30, 2014. We do not expect to realize any additional other income for the foreseeable future.

Net Loss

We incurred a net loss of $101,324 for the three months ended June 30, 2014, compared to a net loss of $21,463 for the three months ended June 30, 2013. We incurred a net loss of $217,520 for the six months ended June 30, 2014, compared to a net loss of $89,891 for the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had total current assets of $16,233,299, consisting of cash of $121,893, a receivable from Berkshire Homes, Inc. of $87,849 and our real property inventory of $16,023,557. We had current liabilities of $8,708,760 as of June 30, 2014. Accordingly, we had working capital of $7,524,539 as of June 30, 2014.

Operating activities used $10,138,864 in cash for the six months ended June 30, 2014, as compared with $132,619 used for the six months ended June 30, 2013. Our negative operating cash flow for June 30, 2014 was mainly a result of the increase in our real property inventory along with our net loss for the period.

Investing activities provided $71,878 for the month ended June 30, 2014, compared with $0 for the six months ended June 30, 2013. This was attributable to a loan receivable and settlement.

Financing activities for the six months ended June 30, 2014 generated $8,002,000 in cash, as compared with cash flows provided by financing activities of $150,000 for the six months ended June 30, 2013. Our positive cash flow from financing activities for the six months ended June 30, 2014 was the result of proceeds from the issuance of promissory notes.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $586,261 as of June 30, 2014 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.     We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

6

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cannabis-Rx, Inc.
Date:	August 14, 2014
By:	/s/ Llorn Kylo
Llorn Kylo
Title:	President, Chief Executive Officer, and Director

8