Form 10-Q
period 2014-09-30
Cannabis-RX Inc.
filed 2014-11-13
CIK 1537118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

480.902.3399
(Registrant’s telephone number)
________________________________________________________________
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

[ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 156,000,000 as of November 3, 2014

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited); and
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

CANNABIS-RX INC.

(FORMERLY LONGVIEW REAL ESTATE, INC.)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$1,695,511	$2,186,879
Due from Berkshire Homes, Inc.	195,943	87,849
Real estate inventory	13,963,582	5,800,091
Total Current Assets	15,855,036	8,074,819
Real estate held for investment	1,256,501	—
TOTAL ASSETS	$17,111,537	$8,074,819
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable to related parties	$18,589	$10,420
Accounts payable and accrued expenses	58,476	35,868
Accrued interest	669,710	88,472
Security deposit	39,000
Option to purchase deposit	100,000
Promissory notes	4,250,000	4,200,000
Total Current Liabilities	5,135,775	4,334,760
Long term promissory notes	12,000,000	4,050,000
Total Liabilities	17,135,775	8,384,760
Stockholders’ Deficit
Preferred stock, par value $0.0001, 50,000,000 authorized and 2,000,000 and 0 shares issued and outstanding on September 30, 2014 and December 31, 2013, respectively	200	—
Common stock, par value $0.0001, 1,500,000,000 shares authorized 156,000,000 and 154,000,000 shares issued and outstanding on September 30, 2014 and December 31, 2013, respectively	15,600	15,400
Additional paid-in capital	65,000	43,400
Share subscriptions receivable	(20,000)	—
Deficit accumulated during the development stage	(85,038)	(368,741)
Total Stockholders' Deficit	(24,238)	(309,941)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	17,111,537	8,074,819

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS-RX, INC.

(FORMERLY LONGVIEW REAL ESTATE, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

 (unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
REVENUES	$5,944,150	$—	$9,573,781	$—
COST OF SALES	5,092,800	—	8,428,915	—
GROSS PROFIT	851,350	—	1,144,866	—
EXPENSES
Consulting fees	—	—	11,500	12,080
General and administrative	83,238	6,927	200,839	18,894
Professional fees	4,225	4,700	31,074	32,210
Management fees and expenses	54,664	12,500	109,190	40,500
TOTAL EXPENSES	142,127	24,127	352,603	103,684
INCOME (LOSS) FROM OPERATIONS	709,223	(24,127)	792,263	(103,684)
OTHER INCOME (EXPENSE)
Interest expense	(208,000)	(15,083)	(580,438)	(25,507)
Gain on settlement of loan receivable	—	—	71,878	—
TOTAL OTHER INCOME ( EXPENSE)	(208,000)	(15,083)	(508,560)	(129,191)
NET INCOME (LOSS)	$501,223	$(39,210)	$283,703	$(129,191)
NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	156,000,000	154,000,000	155,800,000	175,274,275

The accompanying notes are an integral part of these unaudited financial statements.

 CANNABIS-RX, INC.

(FORMERLY LONGVIEW REAL ESTATE, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$283,703	$(129,191)
Non-cash working capital items
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Prepaid expenses
Inventory	(8,163,491)	(437,680)
Accounts payable - related party	8,169	(29,333)
Accounts payable and accrued expenses	603,846	6,167
Security deposit	39,000
Option to purchase deposit	100,000
Net cash used in operating activities	(7,128,773)	(590,037)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to Berkshire Homes, Inc.	(108,094)	—
Real estate purchased for rental	(1,156,501)	—
Net cash used in investing activities	(1,364,595)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	2,000	—
Proceeds from promissory notes	8,000,000	4,250,000
Net cash provided by financing activities	8,002,000	4,250,000
NET CHANGE IN CASH	(491,368)	3,659,963
CASH - BEGINNING OF PERIOD	2,186,879	2,685
CASH - END OF PERIOD	$1,695,511	$3,662,648
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
NON-CASH TRANSACTIONS:
Subscription receivable	$20,000	$—
Cancellation of common stock	$—	$3,300

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

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $85,038 as of September 30, 2014. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 5 - REAL ESTATE INVENTORY

Inventories are stated at the lower of cost of market using the first-in, first-out (FIFO) cost method of accounting. During the current interim period, the Company paid $8,163,491 for real estate properties purchased for resale, net of property dispositions in the period.

NOTE 6 - REAL ESTATE HELD FOR RENTAL

Real estate held for investment is recorded at cost and is amortized on a straightline basis over 39 years. As the building was not available for rent and rental payments did not commence until October 2014, no depreciation has been recorded as at September 30, 2014.

NOTE 7 - PROMISSORY NOTES

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

On March 27, 2014 the Company entered into a secured lending agreement in the principal amount of $14,000,000 at the interest rate of 5% per annum and due and payable twenty four months from the date of issuance, subject to acceleration in the event of default and may be prepaid in whole or in part without penalty or premium. No funds have been received from this agreement as of September 30, 2014.

Total interest expense recorded on the notes for the quarter was $208,000 and $ 580,438 for the three months and nine months ended September 30, 2014.

NOTE 8 - COMMON STOCK

On January 16, 2014, the Company issued 2,000,000 shares of Series A Preferred Stock to a related party for total proceeds of $20,000. As the proceeds of the share issuance had not been received as of September 30, 2014 , the amount has been recorded as share subscription receivable.

On January 16, 2014, the Company issued 2,000,000 shares of common stock to a related party for total proceeds of $2,000.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the period, the Company incurred management fees of $54,526 to directors and officers of the Company. As of September 30, 2014, the Company had a balance of $18,589 owed to a director and officer for management fees and expenses paid on behalf of the Company.

During 2013, the Company advanced $195,943 to Berkshire Homes, Inc., a public company with a common director and management. As of September 30, 2014, this balance remained owed by this related party.

The balances owed to or by related parties are unsecured, non-interest bearing and repayable on demand.

NOTE 10 - SUBSEQUENT EVENTS

Except as provided below, in accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

During the third quarter, the Company’s subsidiary purchased a property for investment purposes. This property was leased with lease payments commencing October 1, 2014. It is a five year lease with two-five year options to extend. The monthly lease payment in the first year is $18,416.67 with 3% annual increases in years four and five. The lease is triple net. The tenants have an option to purchase the property and have deposited $100,000.

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

Company Overview

We were incorporated on July 5, 2011 in the State of Delaware. We are engaged in the business of acquiring a portfolio of distressed properties in certain strategic areas at deep discounts, rehabilitating these properties and selling or leasing them for the quickest and highest return possible. In conjunction with our real estate operations, in January 2014, we began focusing on catering to the real estate needs of the regulated cannabis industry, in states and other locations where such business is licensed and permitted. In this niche market, we plan to purchase real estate assets and lease growing space and related facilities to licensed marijuana growers and dispensary owners for their operations.

Commercial Real Estate Solutions

We have been searching in Colorado, Washington, Florida, California, Michigan and Illinois for properties to acquire to cater to the cannabis industry. Our goal is to purchase light industrial commercial buildings that are in the right zoned areas of the cities and we usually seek between 10,000 and about 100,000 square feet.

In order to attract cannabis-related tenants to lease our properties, we are willing to renovate these spaces based on the requirements of the business, and incorporate these additional costs into their lease. For example, if it is a grow facility we will provide significant electrical, HVAC, and security upgrades. Often these tenant improvements are the responsibility of the leasee. However, we are willing to facilitate these improvements by offering to consult on the build-out of their facility and/or capital based on the needs of the tenant, the term of the lease, and their business model.

In the marijuana space, tenants typically pay a 30 – 40 percent premium to lease space to operate in, simply due to the nature of the business. We plan to offer our space at a lesser premium to the usual 30 - 40 percent. Our targets are 20 - 30 percent.

In Florida, we recently purchased a 9.23 acre property totaling 209,000 square feet in a trio of industrial buildings to house cannabis operations. However, because the ballot measure did not receive 60% voter approval the measure failed. Regardless, we are confident in our ability to maximize the value of the asset and will market the property for sale.

We have also purchased properties in California and Illinois that we believe are well suited for a licensed grow facility and/or distribution center.

To date, we have raised $16,000,000 through the sale of unsecured promissory notes and we have access to an additional $14,000,000. We continue to seek out the best financing opportunities in order to deploy funds into business operations that we believe best suited in the cannabis industry, as well as continue to pursue our real estate activities.

At present, we have acquired 55 properties for a total cost of $16,385,292. Of the 55 properties, 28 have been rehabilitated and sold or are under contract for sale, 10 have been rehabilitated and are listed for sale, and one property is held for investment purposes. The remaining 16 properties are in the process of rehabilitation. As of September 30, 2014, we now own three classes of real estate: single family, multi-family and commercial, all of which are located in Florida, Illinois, California and Washington. Some of these properties are held by us and some are held in our wholly-owned subsidiary, Praetorian Capital, LLC, a Florida limited liability company formed on October 22, 2013.

Financing and Consulting Services

We also intend to expand our business in the next twelve months to provide financing and consulting services to the cannabis industry in addition to our commercial real estate solutions. We plan to provide financing options with licensed or existing operators within the marijuana industry that require start-up, operating or expansion capital. We recently invested in a licensed grow operation that needed funding to finish construction on their facility in order to commence operations. We will also provide capital to current and potential tenants of our buildings that require funding to refinance current debt, as long as they meet our underwriting criteria. Additionally, we offer sale-and-leaseback financing arrangements with tenant purchase options. These types of financing solutions provide flexibility for our tenants long-term, while capitalizing their operations.

Through our network of real estate experts - legal, licensing, construction and growing - we plan to provide consulting services to our tenants in the marijuana industry trying to navigate the real estate/zoning process and/or regulatory environment. We provide counsel to help businesses set up their grow operations. Specifically, we can provide guidance/counsel regarding construction management and grow design (electrical, HVAC, lighting, etc.). We are also looking into providing regulatory compliance consulting.

Results of Operations for the three and nine months ended September 30, 2014 and 2013

Revenues

We generated sales of $5,944,150 and $9,573,781 for the three and nine months ended September 30, 2014, respectively. We achieved a gross profit of $851,350 and $1,144,866 for the three and nine months ended September 30, 2014, respectively. We expect our revenues to climb in the final quarter of 2014 and into 2015 as we dispose of the properties that we have previously acquired.

Operating Expenses

Operating expenses increased to $142,127 for the three months ended September 30, 2014 from $24,127 for the three months ended September 30, 2013. Our operating expenses for the three months ended September 30, 2014 consisted of management fees and expenses of $54,664, professional fees of $4,225 and general and administrative expenses of $83,238. In comparison, our operating expenses for the three months ended September 30, 2013 consisted of professional fees in the amount of $4,700, management fees and expenses of $12,500, and general and administrative expenses of $6,927.

Operating expenses increased to $352,603 for the nine months ended September 30, 2014 from $103,684 for the nine months ended September 30, 2013. Our operating expenses for the nine months ended September 30, 2014 consisted of management fees and expenses of $109,190, consulting fees of $11,500, professional fees of $31,074 and general and administrative expenses of $200,839. In comparison, our operating expenses for the nine months ended September 30, 2013 consisted of professional fees in the amount of $32,210, management fees and expenses of $40,500, consulting fees of $12,080, and general and administrative expenses of $18,894.

We anticipate our operating expenses will increase as we continue our business operations. The increase will be attributable to administrative and operating costs associated with our new cannabis real estate related activities, the acquisition, renovation and sale of residential properties and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Other Expenses

Interest expenses increased to $208,000 and $580,438 for the three and nine months ended September 30, 2014, respectively, from $15,083 and $25,507 for the three and nine months ended September 30, 2013, respectively. The increase is attributable to the increase in long-term promissory notes. We realized a one-time settlement for income of $71,878 in the nine months ended September 30, 2014. We do not expect to realize any additional other income for the foreseeable future.

Net Income (Loss)

We recognized net income of $501,223 for the three months ended September 30, 2014, compared to a net loss of $39,210 for the three months ended September 30, 2013. We recognized net income of $283,703 for the nine months ended September 30, 2014, compared to a net loss of $129,191 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had total current assets of $15,855,036, consisting of cash of $1,695,511, a receivable from Berkshire Homes, Inc. of $195,943 and our real property inventory of $13,963,582. We had current liabilities of $5,135,775 as of September 30, 2014. Accordingly, we had working capital of $10,719,261 as of September 30, 2014.

Operating activities used $7,128,773 in cash for the nine months ended September 30, 2014, as compared with $590,037 used for the nine months ended September 30, 2013. Our negative operating cash flow for September 30, 2014 was mainly a result of the increase in our real property inventory.

Investing activities used $1,364,595 in cash for the nine months ended September 30, 2014, as compared with $-0- used for the nine months ended September 30, 2013. This is mainly attributable to purchase of a property held for investment.

Financing activities for the nine months ended September 30, 2014 provided $8,002,000 in cash, as compared with cash flows provided by financing activities of $4,250,000 for the nine months ended September 30, 2013. Our positive cash flow from financing activities for the nine months ended September 30, 2014 was mainly the result of proceeds from the issuance of promissory notes.

We have raised $16,000,000 through the sale of unsecured promissory notes and we have access to an additional $14,000,000. We continue to seek out the best financing opportunities in order to deploy funds into business operations that we believe best suited in the cannabis industry, as well as continue to pursue our real estate activities.

We have enough available capital to operate our business for the next 12 months.

Going Concern

The accompanying financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $85,038 as of September 30, 2014 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

•	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cannabis-Rx, Inc.
Date:	November 13, 2014
By:	/s/ Llorn Kylo
Llorn Kylo
Title:	President, Chief Executive Officer, and Director

