Form 10-K
period 2014-12-31
Cannabis-RX Inc.
filed 2015-07-23
CIK 1537118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 156,000,000 as of June 30, 2015

PART I

Item 1. Business

Company Overview

We were incorporated on July 5, 2011 in the State of Delaware. We are engaged in the business of acquiring a portfolio of distressed properties in certain strategic areas at deep discounts, rehabilitating these properties and selling or leasing them for the quickest and highest return possible. In conjunction with these real estate operations, in January 2014, we began catering to the real estate needs of the regulated cannabis industry, in states and other locations where such business is licensed and permitted. In this niche market, we plan to purchase real estate assets and lease growing space and related facilities to licensed marijuana growers and dispensary owners for their operations.

To date, we have raised $16,250,000 through the sale of unsecured promissory notes. We continue to seek out the best financing opportunities in order to deploy funds into our business operations that we believe best suited to the real estate industry, as well as pursue real estate opportunities in the cannabis industry.

Real Estate Activities

A weakened economy, a record number of foreclosures, and rising unemployment claims in certain geographic areas created “the perfect storm” for both the real estate market and to the economy at large. We saw this maelstrom as a prime opportunity to acquire, renovate, and resell or rent properties. We purchased distressed properties, performed renovations on these properties to increase their value, livability, and attractiveness, and then sell the properties or keep them for value as rental properties. To date we have primarily sold the properties. While the job market and the economy has improved and, currently, interest rates remain at or near historical lows, there is still a large inventory of distressed properties in certain regions of the country. We believe that there continues to be opportunities to acquire such properties that possess hidden value.

From January 2014 to the date of this filing, we have acquired 68 properties for a total cost of $22,450,652. Of the 68 properties, 48 have been rehabilitated and sold or are under contract for sale, 6 have been rehabilitated and are listed for sale, and 0 properties are held for investment purposes. The remaining 14 properties are in the process of rehabilitation, except for 0 properties that we hold for investment. To date, we now own three classes of real estate: single family, multi-family and commercial, all of which are located in Florida, Illinois, California, Ohio, Michigan, Colorado and Washington. Some of these properties are held by us and some are held in our wholly-owned subsidiary, Praetorian Capital, LLC, a Florida limited liability company formed on October 22, 2013.

With all our projects we hope to immediately crystallize our gain by listing and selling the properties upon completion of the rehabilitation. We will, however, reassess all properties at the time of completion and if there is an opportunity to earn a larger return by holding the property long-term and leasing it as opposed to immediately liquidating the asset we would exercise that option. We would also evaluate adding a leveraged facility in order to maximize the return.

Our plan is to use monies invested in our company to purchase and/or develop further residential properties in the various US markets that, while presently struggling, have historically demonstrated strong growth and positive general economic conditions. We have a network of “in market partners” that consists of brokers, developers, builders, lenders, banks and other industry contacts to identify and acquire real estate assets that have the potential for significant return on investment. Every asset acquisition will be negotiated and analyzed by our management team and those we work with to assist with the selection, purchase, rehabilitation and resale of all assets. Asset selection will be based on several factors such as:

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

Typically, if a 17% or greater return on investment can be achieved, the home will be liquidated. However, if greater profit can be realized by holding the property we will lease it to a tenant. To date, we have liquidated assets and have only held one properties for rental income. Both strategies are effective at maximizing returns. The short-term strategy can provide high returns and quick turnover, while the long-term leasing strategy can provide strong capitalization rates and appreciation potential, so long as the United States housing market normalizes back to pre-2007 pricing.

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

Cannabis Real Estate Solutions

We have been searching in Colorado, Washington, Florida and California or properties to acquire suited to the cannabis industry. We will continue to evaluate and consider the purchase of industrial commercial buildings that are in the designated zoned areas of municipalities. To date, after extensive due diligence, we have acquired only two properties suited for cannabis use. Furthermore, the final use of these properties is not limited to the cannabis industry.

In order to attract cannabis-related tenants to lease our properties, we are willing to renovate these spaces based on the requirements of the business, and incorporate these additional costs into their lease. For example, if it is a grow facility we will provide significant electrical, HVAC, and security upgrades. Often these tenant improvements are the responsibility of the leasee. Additionally, we are willing to facilitate these improvements by offering to consult on the build-out of their facility and/or capital based on the needs of the tenant, the term of the lease, and their business model. However, after our due diligence certain projects were not pursed inasmuch as they failed to meet our underwriting standards.

In the marijuana space, tenants typically pay a 30 – 40 percent premium to lease space to operate in, simply due to the nature of the business. We plan to offer our space at a lesser premium to the usual 30 - 40 percent. Our targets are 20 - 30 percent.

In Florida, we purchased and rehabilitated a 9.23 acre property totaling 209,000 square feet in a trio of industrial buildings to house cannabis operations. However, because the ballot measure did not receive 60% voter approval the measure failed. Regardless, we are confident in our ability to maximize the value of the asset and will market the property for sale.

Financing and Consulting Services

While we continue to be willing to consider and provide financing and consulting services to the cannabis industry, in addition to our commercial real estate solutions, we have not undertaken such proposals based on our due diligence. We will continue to entertain financing options with licensed or existing operators within the marijuana industry that require start-up, operating or expansion capital. As previously indicated, we have invested in two building designated to be used in the cannabis industry. We will also consider providing capital to current and potential tenants of our buildings that require funding to refinance current debt, as long as they meet our underwriting criteria. Additionally, we offer sale-and-leaseback financing arrangements with tenant purchase options. These types of financing solutions provide flexibility for our tenants long-term, while capitalizing their operations.

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

Legal Considerations in Cannabis Related Activities

The Cole Memo

We intend to conduct rigorous due diligence to verify the legality of all activities that we engage in. We realize that there is a discrepancy between the laws in some states, which permit the distribution and sale of medical and recreational marijuana, from federal law that prohibits any such activities. The Controlled Substances Act (“CSA”) makes it illegal under federal law to manufacture, distribute, or dispense marijuana. Many states impose and enforce similar prohibitions. Notwithstanding the federal ban, 23 states and the District of Columbia have legalized certain marijuana-related activity. These 21 states include: Alaska, Arizona, Michigan, Oregon, Arizona, Hawaii, Montana, Rhode Island, California, Illinois, Nevada, Vermont, Colorado, Maine, New Hampshire, Washington, Connecticut, Maryland, New Jersey, Delaware, Massachusetts, Minnesota, New Mexico and New York.

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

The Cole Memo reiterates Congress’s determination that marijuana is a dangerous drug and that the illegal distribution and sale of marijuana is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Cole Memo notes that DOJ is committed to enforcement of the CSA consistent with those determinations. It also notes that DOJ is committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provides guidance to DOJ attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following important priorities (the “Cole Memo priorities”):

▪	Preventing the distribution of marijuana to minors;
▪	Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs, and cartels;
▪	Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;
▪	Preventing state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
▪	Preventing violence and the use of firearms in the cultivation and distribution of marijuana;
▪	Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;
▪	Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and
▪	Preventing marijuana possession or use on federal property.

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

FinCEN

The Financial Crimes Enforcement Network (“FinCEN”) provided guidance on February 14, 2014 about how financial institutions can provide services to marijuana-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations. For purposes of the FinCEN guidelines, a “financial institution” includes any person doing business in one or more of the following capacities:

▪	bank (except bank credit card systems);
▪	broker or dealer in securities;
▪	money services business;
▪	telegraph company;
▪	casino;
▪	card club; and
▪	a person subject to supervision by any state or federal bank supervisory authority.

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

Employees

We have two employees. Mr. Llorn Kylo is our CEO and Mr. Munjit Johal is our CFO. If business is successful and we experience rapid growth, we may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

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

The price we pay for acquisitions of real property will be based on our projections of market demand, as well as on market factors, and our return on our investment may be lower than expected if any of our projections are inaccurate.

The price we pay for real property investments and the terms of our debt investments will be based on our projections of market demand, the costs of any renovation of a property, borrower expertise and other factors. In addition, as the real estate market continues to strengthen with the improvement of the U.S. economy, we will face increased competition, which may drive up prices for real estate assets, result in less available distressed properties and make acquisitions less favorable to us. If any of our projections are inaccurate or we ascribe a higher value to assets and their value subsequently drops or fails to rise because of market factors, returns on our investment may be lower than expected and could experience losses.

An increase in mortgage interest rates or the unavailability of mortgage financing may reduce consumer demand for our properties.

Virtually all purchasers of our properties finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective homebuyers to obtain the financing they would need in order to purchase our properties, as well as adversely affect the ability of prospective upgrading homebuyers to sell their current homes. The availability of mortgage financing and mortgage interest rates are affected by market forces beyond our control. If mortgage financing becomes less available, demand for our properties could decline. A reduction in demand could also have an adverse effect on the pricing of our properties because we and our competitors may reduce prices in an effort to better compete for home buyers. Price reductions could result in a decline in our revenues and in our margins.

Because we buy, sell and lease property, we will be subject to general real estate risks.

We will be subject to risks generally incident to the ownership of real estate, including: (a) changes in general economic or local conditions; (b) changes in supply of, or demand for, similar or competing properties in the area; (c) bankruptcies, financial difficulties or defaults by tenants or other parties; (d) increases in operating costs, such as taxes and insurance; (e) the inability to achieve full stabilized occupancy at rental rates adequate to produce targeted returns; (f) periods of high interest rates and tight money supply; (g) excess supply of rental properties in the market area; (h) liability for uninsured losses resulting from natural disasters or other perils; (i) liability for environmental hazards; and (j) changes in tax, real estate, environmental, zoning or other laws or regulations. For these and other reasons, no assurance can be given that we will be profitable and one or more of these risks could be detrimental to our business.

Because our business model depends upon the availability of private financing, any change in our ability to raise money will adversely affect our financial condition.

Our ability to acquire, operate and sell properties, engage in the business activities that we have planned and achieve positive financial performance depends, in large measure, on our ability to obtain financing in amounts and on terms that are favorable. The capital markets in the United States have recently undergone a turbulent period in which lending was severely restricted. Although there appears to be signs that financial institutions are resuming lending, the market has not yet returned to its pre-2008 state. Obtaining favorable financing in the current environment remains challenging. In the event the lender or any other is unable to finance our business, we will not be able to implement our business plan and our financial performance could be adversely affected.

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

As of May 31, 2015, 23 states and the District of Columbia allow its citizens to engage in some types of marijuana related activities. Four states have legalized marijuana for recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government's enforcement of current federal laws could cause significant financial damage to us and our shareholders.

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

Our success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in our growth and ability to meet our business objectives. In particular, our success is highly dependent upon the efforts of Llorn Kylo, our Chief Executive Officer and Director, and Munjit Johal, our Chief Financial Officer, the loss of either could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of an investor's investment.

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

Our common stock is subject to the "penny stock" rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the Nasdaq Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth (i.e., total assets less intangible assets and liabilities) of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock. If our common stock is subject to the penny stock rules, investors will find it more difficult to dispose of our common stock.

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

Our certificate of incorporation authorize the issuance of up to 20,000,000 shares of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, our board of directors issued preferred stock with super voting rights. This action could impede the success of any attempt to effect a change in control of our company.

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

Among the factors that could affect our stock price are:

▪	industry trends and the business success of our vendors;
▪	actual or anticipated fluctuations in our quarterly financial and operating results and operating results that vary from the expectations of our management or of securities analysts and investors;
▪	our failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of our future operating results;
▪	announcements of strategic developments, acquisitions, dispositions, financings, product developments and other materials events by us or our competitors;
▪	regulatory and legislative developments;
▪	litigation;
▪	general market conditions;
▪	other domestic and international macroeconomic factors unrelated to our performance; and
▪	additions or departures of key personnel.
15

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

Item 2. Properties

Our principal executive offices are located at 7702 E Doubletree Ranch Rd. Ste 300 Scottsdale, AZ 85258. Effective April 1, 2014, we entered into a one year lease at $1,925 per month.

A description of our properties is contained in Item 1. Business of this annual report on Form 10-K.

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

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted under the symbol “CANA” on the OTCQB operated by OTC Markets Group, Inc.  Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2014
Quarter Ended	High $	Low $
December 31, 2014	0.26	0.13
September 30, 2014	0.39	0.20
June 30, 2014	1.06	0.29

March 31, 2014	12.00	0.20
Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
December 31, 2013	1.65	0.91
September 30, 2013	1.80	0.88
June 30, 2013	1.91	1.12
March 31, 2013	1.42	0.96

On April 2, 2015, the last sales price per share of our common stock was $0.26.

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

Holders of Our Common Stock

As of February 27, 2015, we had 156,000,000 shares of our common stock issued and outstanding, held by eleven (11) shareholders of record, with others holding shares in street name.

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

Recent Sales of Unregistered Securities

On January 16, 2014, we issued a total of two million (2,000,000) shares of our newly designated Series A Preferred Stock to Miramar Investors Inc. for agreed upon consideration of $20,000. As the proceeds of the share issuance had not been received as of December 31, 2014, the amount has been recorded as share subscription receivable.

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

Revenues

We generated revenues of $10,725,752 for the year ended December 31, 2014 consisting primarily of property sales in the amount of $10,645,457, as compared with no revenues for the same period ended December 31, 2013. Our cost of sales totaled $9,925,988 for the year ended December 31, 2014. Our costs of sales includes: purchase price, rental expenses, rehabilitation, escrow, closing costs, and commissions. We achieved a gross profit of $799,764 for the year ended December 31, 2014, which represented a 7.5% margin.

Operating Expenses

Operating expenses increased by $340,473 to $506,816 for the year ended December 31, 2014 from $166,343 for the year ended December 31, 2013. Our operating expenses for the year ended December 31, 2014 mainly consisted of general and administrative expenses of $172,034, management fees and expenses of $136,168, marketing and public relations costs of $79,389 and professional fees of $99,306. In comparison, our operating expenses for the year ended December 31, 2013 mainly consisted of professional fees in the amount of $69,919, management fees and expenses of $59,250 and general and administrative expenses of $25,094.

We anticipate our operating expenses will increase as we continue to expand our operations. The increase will be attributable to administrative and operating costs associated with the management associated with the increase in the acquisition, renovation and sale of residential properties and our continued reporting obligations with the Securities and Exchange Commission.

Interest Expenses

We incurred interest expenses of $789,682 for the year ended December 31, 2014, as compared with $89,271 for the year ended December 31, 2013. Also, in 2014, we realized a gain on the settlement of a loan of $70,878. We do not expect the reoccurrence of this income in 2015.

We do, however, expect that interest expenses will increase as we plan to take on more debt to finance our property acquisitions resulting in higher interest expenses.

Net Loss

We incurred a net loss of $426,649 for the year ended December 31, 2014, compared to a net loss of $255,614 for the year ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had total assets of $16,622,526 consisting mostly of cash and our real property inventory. We had current liabilities of $17,357,116 as of December 31, 2014.

Operating activities used $7,747,061 in cash for the year ended December 31, 2014, as compared with $5,977,957 used for the year ended December 31, 2013. Our negative operating cash flow for December 31, 2014 was mainly a result of the increase in our real property inventory.

Investing activities used $1,343,288 in cash for the year ended December 31, 2014, as compared with $87,849 used for the year ended December 31, 2013. Our negative investing cash flow for December 31, 2014 was mainly a result of advances to Berkshire Homes, Inc.

Financing activities for year ended December 31, 2014 generated $8,002,000 in cash, as compared with cash flows provided by financing activities of $8,250,000 for the year ended December 31, 2013. Our positive cash flow from financing activities for the year ended December 31, 2014 was mostly the result of our ability to raise debt financing.

To date, we have raised $16, 250,000 through the sale of unsecured promissory notes. We continue to seek out the best financing opportunities in order to deploy funds into business operations that we believe best suited in the cannabis industry, as well as continue to pursue our real estate activities.

As of December 31, 2014, we had $1,098,530 in cash. With the cash on hand, we have sufficient cash to operate our business at the current level for the next twelve months. Our plan, however, is to acquire more properties, and to do this, we intend to fund our expansion through debt and/or equity financing arrangements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Our critical accounting policies are set forth in Note 2 to the financial statements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Consolidated Financial Statements:

F-1	Report of Independent Registered Public Accounting Firms
F-2	Consolidated Balance Sheets as of December 31, 2014 and 2013
F-3	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013
F-4	Consolidated Statement of Stockholders’ (Deficit) Equity for the years ended December 31, 2014 and 2013
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cannabis-RX Inc.

Scottsale, Arizona

We have audited the accompanying balance sheet of Cannabis-RX Inc. and its subsidiary (collectively, the“Company”) as of December 31, 2014 and 2013, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cannabis-RX Inc. and its subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, The Company has suffered recurring loss from operations and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 22, 2015

CANNABIS-RX INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Real Estate Inventory
Properties held for sale	$7,335,148	$5,800,091
Properties under development	6,741,130
Real Estate Inventory	14,076,278	5,800,091
Properties held for investment
Buildings, net	672,465	—
Land	593,285	—
Properties held for investment, net	1,265,750	—
Cash	1,098,530	2,186,879
Due from Berkshire Homes, Inc. – related party	156,968	87,849
Prepaid Expense	25,000	—
TOTAL ASSETS	$16,622,526	$8,074,819

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable to related parties	$10,420	$10,420
Accounts payable and accrued expenses	72,991	35,868
Accrued interest	884,705	88,472
Security deposit	39,000	—
Option to purchase deposit	100,000	—
Promissory notes	16,250,000	8,250,000
Total Liabilities	17,357,116	8,384,760

Stockholders’ Deficit
Preferred stock, par value $0.0001, 50,000,000 authorized and 2,000,000 and 0 shares issued and outstanding on December 31, 2014 and December 31, 2013, respectively	200	—
Common stock, par value $0.0001, 1,500,000,000 shares authorized 156,000,000 and 154,000,000 shares issued and outstanding on December 31, 2014 and December 31, 2013, respectively	15,600	15,400
Additional paid-in capital	65,000	43,400
Share subscriptions receivable	(20,000)	—
Accumulated Deficit	(795,390)	(368,741)
Total Stockholders' Deficit	(734,590)	(309,941)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	16,622,526	8,074,819

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS-RX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2014	Year ended December 31, 2013

REVENUES	$10,645,457	$—
OTHER	25,045
RENTAL INCOME	55,250	—
TOTAL REVENUES	10,725,752

COST OF SALES	9,925,988	—

GROSS PROFIT	799,764	—

EXPENSES
Depreciation	8,419	—
Consulting fees	11,500	12,080
General and administrative	172,034	25,094
Marketing and public relations	79,389	—
Professional fees	99,306	69,919
Management fees and expenses	136,168	59,250
TOTAL EXPENSES	506,816	166,343

INCOME FROM OPERATIONS	292,948	(166,343)

OTHER INCOME (EXPENSE)
Interest expense	(789,682)	(89,271)
Gain on settlement of loan receivable	70,878	—
Property rental expense	(793)	—
TOTAL OTHER INCOME ( EXPENSE)	(719,597)	(89,271)

NET LOSS	$(426,649)	$(255,614)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	155,856,154	185,291,233

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS-RX , INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Subscription	Common Stock		Additional Paid-in	Deficit
	Shares	Amount	Receivable	Shares	Amount	Capital	Accumulated	Total
Balance at inception	—	—	—	—	—	—		—

Common stock issued cash	—	—	—	157,300,000	15,730	(1,430)	—	14,300

Net loss	—	—	—	—	—	—	(3,737)	(3,737)
Balance as of December 31, 2011	—	—	—	157,300,000	15,730	(1,430)	(,3737)	10,563
Common stock issued cash	—	—	—	29,700,000	2,970	41,530	—	44,500

Net loss	—	—	—	—	—	—	(109,390)	(109,390)
Balance as of December 31, 2012	—	—	—	187,000,000	18,700	40,100	(113,127)	(54,327)
Common stock cancelled	—	—	—	(33,000,000)	(3,300)	3,300	—	—

Net loss	—	—	—	—	—	—	(255,614)	(255,614)
Balance as of December 31, 2013	—	—	—	154,000,000	15,400	43,400	(368,741)	(309,941)
Common stock issued for cash	—	—	—	2,000,000	200	1,800	—	2,000
Preferred shares issued	2,000,000	200	(20,000)			19,800	—	—
Net loss	—	—	—	—	—	—	(426,649)	(426,649)
Balance as of December 31, 2014	2,000,000	200	(20,000)	156,000,000	15,600	65,000	(795,390)	(734,590)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS-RX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2014	Year ended December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(426,649)	$(255,614)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	8,419	—
Changes in assets and liabilities
Properties	(8,276,187)	(5,800,091)
Accounts payable - related party	—	(20,002)
Accounts payable and accrued expenses	833,356	97,750
Option to purchase deposit	100,000	—
Prepaid expense	(25,000)	—
Security deposit	39,000	—
Net cash used in operating activities	(7,747,061)	(5,977,957)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to Berkshire Homes, Inc.	(69,119)	(87,849)
Purchase of property held for investment	(1,274,169)	—
Net cash used in investing activities	(1,343,288)	(87,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	2,000	—
Proceeds from promissory notes	8,000,000	8,250,000
Net cash provided by financing activities	8,002,000	8,250,000

NET CHANGE IN CASH	(1,088,349)	2,184,194
CASH - BEGINNING OF PERIOD	2,186,879	2,685
CASH - END OF PERIOD	$1,098,530	$2,186,879

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

NON-CASH TRANSACTIONS:
Subscription receivable	$20,000	$—
Cancellation of common stocks	$—	$3,300

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS-RX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to current period presentation.

Principles of Consolidation

The consolidated financial statements include the financial information of Cannabis-RX, Inc. and its wholly owned subsidiary, Praetorian Capital, LLC. All significant inter-company accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2014, the Company had $1,098,530 (2013 - $2,186,879) of unrestricted cash to be used for future business operations.

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2014, there have been no interest or penalties incurred on income taxes.

Capital assets

Properties held for rental are recorded at cost and depreciated over their estimated useful lives on a straight line basis over a 39 year period.

Revenue Recognition

The Company recognizes revenues from property sales on the date when all terms and conditions have been completed and payment has been received, and title has been transferred to the purchaser.

Rental revenue, net of any concessions, is recognized on a straight-line basis over the term of the lease, which is not materially different than if it were recorded when due from tenants and recognized monthly as it is earned.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Properties

Transactions in which properties for resale are purchased that are not subject to an existing lease are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition fees. Inventory of property held for restoration and resale are valued at the lower of cost and net realizable value. Properties that are acquired either subject to an existing lease or as part of a portfolio level transaction are treated as a business combination under ASC 805, Business Combinations, and, as such, are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their relative fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building

The value of acquired lease-related intangibles is estimated based upon the costs we would have incurred to lease the property under similar terms. Such costs are capitalized and amortized over the remaining life of the lease. Acquired leases are generally short-term in nature (less than one year).

Properties held for sale

Properties are classified as held for sale when they meet the applicable GAAP criteria, including, but not limited to, the availability of the home for immediate sale in its present condition, the existence of an active program to locate a buyer and the probable sale of the home within one year. Properties classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell, and are presented separately in properties held for sale within the consolidated balance sheets.

Leasing Costs

Direct and incremental costs incurred to lease properties are capitalized and amortized over the term of the leases, which generally have a term of one year.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 3 – RENT REVENUES

The rental property is rented under a non-cancelable lease agreements with a term of five years with two options for additional five year periods. Future minimum rental revenues under leases existing on the properties as of December 31, 2014 were as follows:

2014	221,000
2015	221,000
2016	221,000
2017	227,630
2018	195,382
Total	1,086,012

The lease is triple net. The tenants have an option to purchase the property and have deposited $100,000.

NOTE 4 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $795,390 as of December 31, 2014. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 5 – LOAN RECEIVABLE

On March 17, 2014, the Company loaned $183,443 to a Canadian medical marijuana company in New Brunswick, Canada, licensed by Health Canada under the Marijuana for Medical Purposes Regulation. On May 15, 2014, the Company received the proceeds on settlement of the loan in the amount of $255, 321. The additional proceeds of $70,878 has been recorded as other income on the statement of operations.

NOTE 6 - PROMISSORY NOTES

On February 26, 2013 the Company borrowed $150,000 under 2 notes at 18% interest per annum. The promissory notes are unsecured and mature 24 months from their issuances.

On September 16, 2013 the Company borrowed $4,100,000 under 2 notes at 5% interest per annum. The promissory notes are unsecured and mature twenty-four months from their issuances.

On December 10, 2013 the Company borrowed $4,000,000 under a notes at 5% interest per annum. The promissory note is unsecured and mature twenty-four months from its issuance.

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

On March 27, 2014 the Company entered into a secured lending agreement in the principal amount of $14,000,000 at the interest rate of 5% per annum and due and payable twenty four months from the date of issuance, subject to acceleration in the event of default and may be prepaid in whole or in part without penalty or premium. No funds have been received from this agreement as of December 31, 2014 and the Company will not take any down any funds in the future.

Total interest expense recorded on the notes for the years ended December 31, 2014 and 2013 was $789,682 and $ 89,271 respectively.

NOTE 7 - EQUITY

On January 16, 2014, the Company issued 2,000,000 shares of Series A Preferred Stock to a related party for total proceeds of $20,000. As the proceeds of the share issuance had not been received as of December 31, 2014, the amount has been recorded as share subscription receivable.

On January 16, 2014, the Company issued 2,000,000 shares of common stock to a related party for total proceeds of $2,000.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the period, the Company incurred marketing expenses of $79,389 (2013- $nil) to a company controlled by a spouse of a director. During the period, the Company incurred management fees of $136,169 (2013 - $59,250) to directors and officers of the Company. As of December 31, 2014, the Company had a balance of $10,420 owed to a director and officer for management fees and expenses paid on behalf of the Company.

During 2013 and 2014, the Company advanced $87,849 and $69,119, respectively, to Berkshire Homes, Inc., a public company with a common director and management. As of December 31, 2014, this balance of $156,968 remained owed by this related party.

The balances owed to or by related parties are unsecured, non-interest bearing and repayable on demand.

NOTE 9 – ACQUISITION

On June 27, 2014, the Company acquired a 100% ownership interest in a property located in Aurora, Colorado at an auction for a price of $1,250,000 and $24,169 in closing costs and lease commissions for a total of $1,274,169. The property is a 2.72 acre parcel of land with a 22,572 square foot building. There were no leases when the property was acquired. However, On August 1, 2014, the property was leased with rental payments beginning October 1, 2014. The lease is triple net, and the tenant is responsible for all tenant improvements. The monthly rent is $18,416.67 and will adjust by 3% in years four (4) and five (5) of the lease. The lease has a term of five (5) years. The following table summarizes the preliminary estimated fair values of the assets and liabilities acquired as part of the Aurora purchase:

Land	$593,285
Buildings	680,884
Estimated fair value of assets and liabilities acquired	$1,274,169

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending November 30, 2014.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

(b) Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
▪	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
▪	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending December 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

(c) Remediation of Material Weaknesses

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fiscal year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Llorn Kylo	40	President, Chief Executive Officer and Director
Munjit Johal	59	Chief Financial Officer and Treasurer

Llorn Kylo, 40, was the owner of Kylo Homes, which developed, owned and managed a portfolio of residential properties for sale and rent from 2009 to June 2012. From 2002 to 2009, Mr. Kylo was the owner and Chief Executive Officer of Form 1 Land, Inc., a real estate development company and the President and a Director of Flex Resources Co., Ltd from January 2007 to September 2008. Mr. Kylo was chosen to be a director of the Company based on his real estate industry and construction management experience. Mr. Kylo holds a Bachelor of Commerce Degree from Royal Roads University.

Munjit Johal, age 59, is a director and Chief Financial Officer of Wisdom Home, Inc. (formerly SearchCore Inc.) since October 20, 2006. Additionally, Mr. Johal serves as the Controller of High Tower Capital, Inc., where he has served since January 2007. Prior to that, Mr. Johal has served as a financial officer of various companies including Pacific Heritage Bank as Executive Vice President. From 1981 to 1987 Mr. Johal was a Senior Analytical Manager for Officer of Thrift Supervision, Department of the Treasury (formerly Federal Home Loan Bank Board, the 11th District). Mr. Johal oversaw a staff responsible for, among other things, monitoring banking activities and enforcement actions for lending institutions and holding companies. Mr. Johal’s skill set at researching, reviewing, analyzing, managing and overseeing entities from a financial prospective provides valuable direction and guidance as it relates to our reporting procedures. Mr. Johal’s regulatory experience and other prior experience with public companies and banks as a compliance officer, in additional to being a CFO, is beneficial to the company with respect to internal controls, disclosures and complying with necessary regulatory requirements.

In total, Mr. Johal has over 30 years of broad experience in banking, accounting, finance and management in the private and public sector. Mr. Johal earned his MBA from the University of San Francisco in 1980. He received his BS degree in History from the University of California, Los Angeles, in 1978

Term of Office

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Llorn Kylo Chief Executive Officer, Principal Executive Officer and Director	2014 2013	75,000 25,000	25,000 -	- -	- -	- -	- -	- -	100,000 25,000
Munjit Johal Chief Financial Officer	2014 2013	21,000(1) n/a	- n/a	- n/a	- n/a	- n/a	- n/a	- n/a	21,000 n/a

(1)	Mr. Johal is compensated $3,500 per month. He has received payments from April 1, 2014 through September 30, 2014 for a total of $21,000. The remaining $10,500 is unpaid and deferred.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Llorn Kylo	-	-	-	-	-	-	-	-	-
Munjit Johal	-	-	-	-	-	-	-	-	-

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 8, 2015, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

	Common Stock		Series A Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (3)
Llorn Kylo	2,000,000	*%	-	-%
Munjit Johal	-	-%	-	-%
All Directors and Executive Officers as a Group (1 person)	2,000,000	*%	-	-%
5% Holders
Miramar Investors Inc. Gutenbergstrasse 10, PO Box 2090 Zurich, Switzerland 8002	124,300,000	80%	2,000,000	100%

 * Less than 1%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 1,572,000 voting shares as of January 23, 2015.

(3)	The percent of class is based on 156,000,000 shares of common stock outstanding and 2,000,000 shares of Series A Preferred Stock outstanding as of June 8, 2015.

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

During 2013 and 2014, we incurred management fees of $31,250 and $54,526, respectively, to Llorn Kylo, our CEO and director. As of December 31, 2014, we had a balance of $18,589 owed to him for management fees and expenses paid on our behalf.

During 2013, we advanced $195,943 to Berkshire Homes, Inc., a public company with a common director. As of December 31, 2014, this balance remained owed by this related party.

On January 16, 2014, we issued a total of two million (2,000,000) shares of our newly designated Series A Preferred Stock to Miramar Investors Inc. for agreed upon consideration of $20,000. As the proceeds of the share issuance had not been received as of December 31, 2014, the amount has been recorded as share subscription receivable. The Series A Preferred Stock entitles the holder to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of two hundred (200) votes for each share held.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$13,050	$-	$-	$-
2014	$41,050	$-	$-	$-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment(2)
3.3	Bylaws (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  Incorporated by reference to the Form 8-K filed on July 8, 2013.
  Incorporated by reference to the Form 8-K filed on February 5, 2014.
  Incorporated by reference to the Form S-1 filed on December 14, 2011.
30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis-Rx, Inc.

By: /s/ Llorn Kylo

Llorn Kylo

President, Chief Executive Officer, Principal Executive Officer and Director

July 22, 2015

By: /s/ Munjit Johal

Munjit Johal

Chief Financial Officer, Principal Financial Officer and

Principal Accounting Officer

July 22, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Llorn Kylo

Llorn Kylo

President, Chief Executive Officer, Principal Executive Officer and Director

July 22, 2015

