Form 10-Q
period 2015-03-31
Cannabis-RX Inc.
filed 2015-09-25
CIK 1537118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 156,000,000 as of September 11, 2015

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited); and
F-4	Notes to Unaudited Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

CANNABIS-RX INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Real Estate Inventory
Properties held for sale	$3,791,265	$7,335,148
Properties under development	8,269,221	6,741,130
Real Estate Inventory	12,060,486	14,076,278

Properties held for investment
Buildings, net	664,297	672,465
Land	593,285	593,285
Properties held for investment, net	1,257,582	1,265,750

Cash	3,242,391	1,098,530
Receivable	55,250	—
Prepaid income tax	25,000	—
Due from Berkshire Homes, Inc. – related party	151,968	156,968
Prepaid Expense	25,000	25,000
TOTAL ASSETS	$16,817,677	$16,622,526

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable to related parties	$15,412	10,420
Accounts payable and accrued expenses	76,319	72,991
Accrued interest	1,092,704	884,705
Security deposit	39,000	39,000
Option to purchase deposit	100,000	100,000
Promissory notes	16,250,000	16,250,000
Total Liabilities	17,573,435	17,357,116

Stockholders’ Deficit
Preferred stock, par value $0.0001, 50,000,000 authorized and 2,000,000 shares issued and outstanding on March 31, 2015 and December 31, 2014.	200	200
Common stock, par value $0.0001, 1,500,000,000 shares authorized 156,000,000 and 156,000,000 shares issued and outstanding on March 31, 2015 and December 31, 2014, respectively	15,600	15,600
Additional paid-in capital	65,000	65,000
Share subscriptions receivable	(20,000)	(20,000)
Accumulated deficit	(816,558)	(795,390)
Total Stockholders' Deficit	(755,758)	(734,590)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	16,817,677	16,622,526

The accompanying notes are an integral part of these unaudited financial statements.

F-1

CANNABIS-RX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
REVENUES	$6,221,735	$853,500

RENTAL INCOME	55,250	—
TOTAL REVENUES	6,276,985	853,500

COST OF SALES	5,911,745	762,333

GROSS PROFIT	365,240	91,167

EXPENSES
Depreciation	8,168	—
Consulting fees	30,000	11,500
General and administrative	73,913	9,860
Marketing and public relations	829	—
Professional fees	22,853	8,294
Management fees and expenses	42,645	18,750
TOTAL EXPENSES	178,408	48,404

INCOME FROM OPERATIONS	186,832	42,763

OTHER INCOME (EXPENSE)
Interest expense	(208,000)	(158,959)
TOTAL OTHER INCOME (EXPENSE)	(208,000)	(158,959)

NET LOSS	$(21,168)	$(116,196)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	156,000,000	155,644,444

Accompanying notes are an integral part of these unaudited financial statements.

F-2

CANNABIS-RX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,168)	$(116,196)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	8,168	—
Changes in assets and liabilities
Properties	2,015,792	(6,652,691)
Accounts payable - related party	4,992	—
Accounts payable and accrued expenses	211,327	283,050
Receivable	(55,250)	—
Prepaid income tax	(25,000)	—
Net cash provided by (used in) operating activities	2,138,861	(6,485,837)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances repaid by Berkshire Homes, Inc.	5,000	—
Purchase of property held for investment	—	(183,443)
Net cash provided by (used in) investing activities	5,000	(183,443)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	—	2,000
Proceeds from promissory notes	—	8,000,000
Net cash provided by financing activities	—	8,002,000

NET CHANGE IN CASH	2,143,861	1,332,720
CASH - BEGINNING OF PERIOD	1,098,530	2,186,879
CASH - END OF PERIOD	$3,242,391	$3,519,599

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
NON-CASH TRANSACTIONS:
Subscription receivable	$—	$20,000

The accompanying notes are an integral part of these unaudited financial statements.

F-3

CANNABIS-RX INC.

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

The accompanying unaudited interim financial statements of Cannabis-RX, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2014 annual financial statements and notes thereto filed on Form 10-K with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s fiscal 2014 financial statements have been omitted.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $816,558 as of March 31, 2015. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - REAL ESTATE INVENTORY

Inventories are stated at the lower of cost or market. During the current interim period, the Company received net proceeds of $2,015,792 from real estate properties purchased for resale.

Inventory balance: 12/31/2014	14,076,278
Properties Sold:	(5,911,585)
Properties Acquired:	3,895,793
Ending Balance: (3/31/15)	12,060,486
F-4

NOTE 4 - PROMISSORY NOTES

During 2013, the Company borrowed $150,000 under 2 notes at 18% interest per annum.  The notes have matured but have not been declared in default. We continue to accrue interest at the face amount.

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

 Total interest expense recorded on the notes for the periods ended March 31, 2015 and 2014 was $208,000 and $158,959.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of March 31, 2015, the Company had a balance of $15,412 owed to a director and officer for management fees and expenses paid on behalf of the Company.

During 2014, the Company advanced $156,968 to Berkshire Homes, Inc., a public company with a common director and management. During the period, the Company was repaid $5,000 of the outstanding advances. As of March 31, 2015, the outstanding balance was $ 151,968.

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

Commercial Real Estate Solutions

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

Results of Operations for the three months ended March 31, 2015 and 2014

Revenues

We generated sales of $6,221,735 and rental income of $55,250 for the three months ended March 31, 2015, as compared with sales of $853,500 and $0 rental income for the same period ended 2014. Our cost of sales totaled $5,991,745 for the three months ended March 31, 2015, as compared with $762,333 for the same period ended 2014. Our costs of sales includes: purchase price, rental expenses, rehabilitation, escrow, closing costs, and commissions.

We achieved a gross profit of $365,240 for the three months ended March 31, 2015, as compared with $91,167 for the same period ended 2014. We expect our revenues to climb in 2015 as we dispose of the properties that we have previously acquired.

Operating Expenses

Operating expenses increased to $178,408 for the three months ended March 31, 2015 from $48,404 for the three months ended March 31, 2014. Our operating expenses for the three months ended March 31, 2015 consisted of general and administrative expenses of $73,913, management fees and expenses of $42,645, professional fees of $22,853, deprecation of $8,168, consulting fees of $30,000 and marketing and public relations fees of $829. In comparison, our operating expenses for the three months ended March 31, 2014 consisted of management fees of $18,750, consulting fees of $11,500, professional fees of $8,294 and general and administrative expenses of $9,860.

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

Other Expenses

Interest expenses increased to $208,000 for the three months ended March 31, 2015, from $158,959 for the three months ended March 31, 2014. We expect that interest expenses will increase as we plan to take on more debt to finance our property acquisitions resulting in higher interest expenses.

Net Income/Loss

We recognized net loss of $21,168 for the three months ended March 31, 2015, compared to a net loss of $116,196 for the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had total assets of $16,817,677 consisting mostly of cash and our real property inventory. We had total liabilities of $17,573,435 as of March 31, 2015.

Operating activities provided $2,138,861 in cash for the three months ended March 31, 2015, as compared with $6,485,837 used for the three months ended March 31, 2014. Our positive operating cash flow for 2015 was mainly a result of our real property inventory.

Investing activities provided $5,000 in cash for the three months ended March 31, 2015, as compared with $183,443 used for the three months ended March 31, 2014. Our positive investing cash flow for the three months ended March 31, 2015 was mainly a result of advances that we repaid to Berkshire Homes, Inc.

Financing activities for the three months ended March 31, 2015 generated $0 in cash, as compared with cash flows provided by financing activities of $8,002,000 for the three months ended March 31, 2014.

To date, we have raised $16, 250,000 through the sale of unsecured promissory notes. We continue to seek out the best financing opportunities in order to deploy funds into business operations that we believe best suited in the cannabis industry, as well as continue to pursue our real estate activities.

As of March 31, 2015, we had $3,242,391 in cash. With the cash on hand, we have sufficient cash to operate our business at the current level for the next twelve months. Our plan, however, is to acquire more properties, and to do this, we intend to fund our expansion through debt and/or equity financing arrangements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $816,558 as of March 31, 2015 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Off Balance Sheet Arrangements

As of March 31, 2015, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

•	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cannabis-Rx, Inc.
Date:	September __, 2015
By:	/s/ Llorn Kylo
Llorn Kylo
Title:	President, Chief Executive Officer, and Director

