Form 10-Q
period 2015-06-30
Cannabis-RX Inc.
filed 2015-09-25
CIK 1537118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited); and
F-4	Notes to Unaudited Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

CANNABIS-RX INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Real Estate Inventory
Properties held for sale	$3,325,486	$7,335,148
Properties under development	8,859,075	6,741,130
Real Estate Inventory	12,184,561	14,076,278

Properties held for investment
Buildings, net	656,123	672,465
Land	593,285	593,285
Properties held for investment, net	1,249,408	1,265,750

Cash	2,434,858	1,098,530
Rent Receivable	110,500	—
Prepaid income tax	25,000	—
Due from Berkshire Homes, Inc. – related party	52,496	156,968
Prepaid Expense	37,303	25,000
TOTAL ASSETS	$16,094,126	$16,622,526

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable to related parties	$20,459	10,420
Accounts payable and accrued expenses	39,500	72,991
Accrued interest	1,300,705	884,705
Security deposit	39,000	39,000
Option to purchase deposit	100,000	100,000
Promissory notes	16,250,000	16,250,000
Total Liabilities	17,749,664	17,357,116

Stockholders’ Deficit
Preferred stock, par value $0.0001, 50,000,000 authorized and 2,000,000 shares issued and outstanding on June 30, 2015 and December 31, 2014	200	200
Common stock, par value $0.0001, 1,500,000,000 shares authorized 156,000,000 and 156,000,000 shares issued and outstanding on June 30, 2015 and December 31, 2014, respectively	15,600	15,600
Additional paid-in capital	65,000	65,000
Share subscriptions receivable	(20,000)	(20,000)
Accumulated deficit	(1,716,338)	(795,390)
Total Stockholders' Deficit	(1,655,538)	(734,590)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	16,094,126	16,622,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CANNABIS-RX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
REVENUES	$2,509,422	$2,776,131	$8,731,157	$3,629,631

RENTAL INCOME	55,250	—	110,500	—
TOTAL REVENUES	2,564,672	2,776,131	8,841,657	3,629,631
COST OF SALES	3,069,716	2,573,782	8,981,461	3,336,115
GROSS PROFIT (LOSS)	(505,044)	202,349	(139,804)	293,516

EXPENSES
Depreciation	8,168	—	16,336	—
Consulting fees	25,000	—	55,000	11,500
General and administrative	47,720	107,741	121,633	117,601
Marketing and public relations	7,696	—	8,525	—
Professional fees	17,626	18,555	40,479	26,849
Management fees and expenses	80,526	35,776	123,171	54,526
TOTAL EXPENSES	186,736	162,072	365,144	210,476

INCOME (LOSS) FROM OPERATIONS	(691,780)	40,277	(504,948)	83,040

OTHER INCOME (EXPENSE)
Interest expense	(208,000)	(213,479)	(416,000)	(372,438)
Gain on settlement of loan receivable		71,878		71,878
TOTAL OTHER INCOME (EXPENSE)	(208,000)	(141,601)	(416,000)	(300,560)

NET INCOME (LOSS)	$(899,780)	$(101,324)	$(920,948)	$(217,520)
NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	156,000,000	156,000,000	156,000,000	138,444,444

Accompanying notes are an integral part of these unaudited consolidated financial statements.

 CANNABIS-RX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(920,948)	$(217,520)
Adjustments to reconcile net loss to net cash
used in operating activities
Gain on loan receivable	—	(71,878)
Depreciation	16,336	—
Changes in assets and liabilities
Properties	1,891,717	(10,223,466)
Accounts payable - related party	10,045	1,561
Accounts payable and accrued expenses	382,509	372,439
Receivable	(110,500)	—
Prepaid expenses	(12,303)	—
Income tax receivable	(25,000)	—
Net cash provided by (used in) operating activities	1,231,856	(10,138,864)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment from advances to Berkshire Homes, Inc.	104,472	—
Proceeds from loan receivable settlement	—	255,321
Loan receivable	—	(183,443)
Net cash provided by investing activities	104,472	71,878

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	—	2,000
Proceeds from promissory notes	—	8,000,000
Net cash provided by financing activities	—	8,002,000

NET CHANGE IN CASH	1,336,328	(2,064,986)

CASH - BEGINNING OF PERIOD	1,098,530	2,186,879

CASH - END OF PERIOD	$2,434,858	$121,893

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

NON-CASH TRANSACTIONS:
Subscription receivable	$—	$20,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,716,338 as of June 30, 2015. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - REAL ESTATE INVENTORY

Inventories are stated at the lower of cost or market. During the current interim period, the Company received net proceeds of $1,891,717  from real estate properties purchased for resale.

Inventory balance: 12/31/2014	14,076,278
Properties Sold:	(8,960,603)
Properties Acquired:	7,068,886
Ending Balance: (6/30/15)	12,184,561

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

Total interest expense recorded on the notes for the periods ended June 30, 2015 and 2014 was $416,000 and $372,438.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of June 30, 2015, the Company had a balance of $20,459 owed to a director and officer for management fees and expenses paid on behalf of the Company.

During 2014, the Company advanced $156,968 to Berkshire Homes, Inc., a public company with a common director and management. During the period, the Company repaid $104,472, of the outstanding advances. As of June 30, 2015, the outstanding balance was $ 52,496.

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

Commercial Real Estate Solutions

We have been searching in Colorado, Washington, Florida and California or properties to acquire suited to the cannabis industry. We will continue to evaluate and consider the purchase of industrial commercial buildings that are in the designated zoned areas of municipalities. To date, after extensive due diligence, we have acquired only two properties suited for cannabis use. Furthermore, the final use of these properties is not limited to the cannabis industry. One of these properties was sold.

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

In the marijuana space, tenants typically pay a 30 – 40 percent premium to lease space to operate in, simply due to the nature of the business. We plan to offer our space at a lesser premium to the usual 30 - 40 percent. Our targets are 20 - 30 percent. Notwithstanding, we have been unable to find properties in this space to meet this criteria, and we are finding that it is more difficult to obtain financing from reputable lenders as a result of our plans in the cannabis industry. We are considering reducing our focus in the cannabis space and refocusing our efforts to our primary business of real estate acquisitions and sales.

In Florida, we purchased and rehabilitated a 9.23 acre property totaling 209,000 square feet in a trio of industrial buildings to house cannabis operations. However, because the ballot measure did not receive 60% voter approval the measure failed. Regardless, we are confident in our ability to maximize the value of the asset and will market the property for sale.

At present, we have acquired 69 properties for a total cost of $25,350,652. Of the 69 properties, 51 have been rehabilitated and sold or are under contract for sale,7 have been rehabilitated and are listed for sale, and 0 properties are held for investment purposes. The remaining11 properties are in the process of rehabilitation, except for 0 properties that we hold for investment. To date, we now own three classes of real estate: single family, multi-family and commercial, all of which are located in Florida, Illinois, California, Ohio, Michigan, Arizona and Washington. Some of these properties are held by us and some are held in our wholly-owned subsidiary, Praetorian Capital, LLC, a Florida limited liability company formed on October 22, 2013. The one property we owned in Colorado has been sold.

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

Results of Operations for the three and six months ended June 30, 2015 and 2014

Revenues

We generated sales of $2,509,422 and rental income of $55,250 for the three months ended June 30, 2015, as compared with sales of $2,776,131 and $0 rental income for the same period ended 2014. We generated sales of $8,731,157 and rental incomeof $110,500 for the six months ended June 30, 2015, as compared with sales of $3,629,631 and $0 rental income for the same period ended 2014. We expect our sales to continue to climb in 2015 as we dispose of the properties that we have previously acquired.

Our cost of sales totaled $3,069,716 for the three months ended June 30, 2015, as compared with $2,573,782 for the same period ended 2014. Our cost of sales totaled $8,981,461 for the six months ended June 30, 2015, as compared with $3,336,115 for the same period ended 2014. Our costs of sales includes: purchase price, rental expenses, rehabilitation, escrow, closing costs, and commissions.

We recorded a gross loss of $505,044 for the three months ended June 30, 2015, as compared with a gross profit of $202,349 for the same period ended 2014. We recorded a gross loss of $139,804 for the six months ended June 30, 2015, as compared with a gross profit of $293,516 for the same period ended 2014.

Operating Expenses

Operating expenses increased to $186,736 for the three months ended June 30, 2015 compared to $162,072 for the three months ended June 30, 2014. Our operating expenses for the three months ended June 30, 2015 consisted of general and administrative expenses of $47,720, management fees and expenses of $80,526, professional fees of $17,626, deprecation of $8,168, consulting fees of $25,000 and marketing and public relations fees of $7,696. In comparison, our operating expenses for the three months ended June 30, 2014 consisted of management fees of $35,776, professional fees of $18,555 and general and administrative expenses of $107,741.

Operating expenses increased to $365,144 for the six months ended June 30, 2015 compared to $210,476 for the six months ended June 30, 2014. Our operating expenses for the six months ended June 30, 2015 consisted of general and administrative expenses of $121,633, management fees and expenses of $123,171, professional fees of $40,479, deprecation of $16,336, consulting fees of $55,000 and marketing and public relations fees of $8,525. In comparison, our operating expenses for the six months ended June 30, 2014 consisted of management fees of $54,526, professional fees of $26,849, general and administrative expenses of $117,601 and consulting fees of $11,500.

We anticipate our operating expenses will increase as we continue our business operations. The increase will be attributable to administrative and operating costs associated the acquisition, renovation and sale of residential properties and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Interest Expenses

Interest expenses increased to $208,000 for the three months ended June 30, 2015, from $213,479 for the three months ended June 30, 2014. Interest expenses increased to $416,000 for the six months ended June 30, 2015, from $372,438 for the six months ended June 30, 2014. We expect that interest expenses will increase as we plan to take on more debt to finance our property acquisitions resulting in higher interest expenses.

Net Loss

We recognized a net loss of $899,780 for the three months ended June 30, 2015, compared to a net loss of $101,324 for the three months ended June 30, 2014. We recognized a net loss of $920,948 for the six months ended June 30, 2015, compared to a net loss of $217,520 for the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had total assets of $16,094,126 consisting mostly of cash and our real property inventory. We had total liabilities of $17,749,664 as of June 30, 2015.

Operating activities provided $1,231,856 in cash for the six months ended June 30, 2015, as compared with $10,138,864 used for the six months ended June 30, 2014. Our positive operating cash flow for 2015 was mainly a result of our real property inventory.

Investing activities provided $104,472 in cash for the six months ended June 30, 2015, as compared with $71,878 provided for the six months ended June 30, 2014. Our positive investing cash flow for the six months ended June 30, 2015 was mainly a result of payment received on advances from Berkshire Homes, Inc.

Financing activities for the six months ended June 30, 2015 generated $0 in cash, as compared with cash flows provided by financing activities of $8,002,000 for the six months ended June 30, 2014.

To date, we have raised $16, 250,000 through the sale of unsecured promissory notes. We continue to seek out the best financing opportunities in order to deploy funds into business operations that we believe best suited in the cannabis industry, as well as continue to pursue our real estate activities.

As of June 30, 2015, we had $2,434,858 in cash. With the cash on hand, we have sufficient cash to operate our business at the current level for the next twelve months. Our plan, however, is to acquire more properties, and to do this, we intend to fund our expansion through debt and/or equity financing arrangements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $1,716,338 as of June 30, 2015 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Off Balance Sheet Arrangements

As of June 30, 2015, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cannabis-Rx, Inc.
Date:	September 25, 2015
By:	/s/ Llorn Kylo
Llorn Kylo
Title:	President, Chief Executive Officer, and Director

