Form 10-Q
period 2015-09-30
Praetorian Property, Inc.
filed 2016-01-19
CIK 1537118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-178482

Praetorian Property, Inc.

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 156,000,000 as of January 12, 2016

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited); and
F-4	Notes to Unaudited Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

PRAETORIAN PROPERTY, INC.

(Formerly CANNABIS-RX INC.)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Real Estate Inventory
Properties held for sale	$5,359,374	$7,335,148
Properties under development	7,879,617	6,741,130
Real Estate Inventory	13,238,991	14,076,278

Properties held for investment
Buildings, net	—	672,465
Land	—	593,285
Properties held for investment, net	—	1,265,750

Cash	3,858,440	1,098,530
Due from Berkshire Homes, Inc. – related party	3,619	156,968
Prepaid Expense	29,607	25,000
TOTAL ASSETS	$17,130,657	$16,622,526

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable to related parties	47,503	10,420
Accounts payable and accrued expenses	82,023	72,991
Accrued interest	1,502,955	884,705
Security deposit	—	39,000
Option to purchase deposit	—	100,000
Promissory notes	16,250,000	16,250,000
Total Liabilities	17,882,481	17,357,116

Stockholders’ Deficit
Preferred stock, par value $0.0001, 50,000,000 authorized and 2,000,000 and 2,000,000 shares issued and outstanding on September 30, 2015 and December 31, 2014, respectively	200	200
Common stock, par value $0.0001, 1,500,000,000 shares authorized 156,000,000 and 156,000,000 shares issued and outstanding on September 30, 2015 and December 31, 2014, respectively	15,600	15,600
Additional paid-in capital	65,000	65,000
Share subscriptions receivable	(20,000)	(20,000)
Accumulated Deficit	(812,624)	(795,390)
Total Stockholders' Deficit	(751,824)	(734,590)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	17,130,657	16,622,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PRAETORIAN PROPERTY, INC.

(Formerly CANNABIS-RX INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
REVENUES	$4,081,975	$5,944,150	$12,813,132	$9,573,781

RENTAL INCOME	17,215	—	127,715	—
TOTAL REVENUES	4,099,190	5,944,150	12,940,847	9,573,781

COST OF SALES	2,770,034	5,092,800	11,751,495	8,428,915

GROSS PROFIT	1,329,156	851,350	1,189,352	1,144,866

EXPENSES
Depreciation	—	—	16,336	—
Consulting fees	—	—	55,000	11,500
General and administrative	94,328	83,328	215,961	200,839
Marketing and public relations	7,697	—	16,222	—
Professional fees	23,354	4,225	63,833	31,074
Management fees and expenses	41,196	54,664	164,367	109,190
TOTAL EXPENSES	166,575	142,127	531,719	352,603

INCOME (LOSS) FROM OPERATIONS	1,162,581	709,133	657,633	792,263

OTHER INCOME (EXPENSE)
Interest expense	(208,000)	(208,000)	(624,000)	(580,438)
Gain on settlement of loan receivable	—	—	—	71,878
Gain on sale of property held for investment	133	—	133	—
TOTAL OTHER INCOME (EXPENSE)	(207,867)	(208,000)	(623,867)	(508,560)

NET INCOME (LOSS) BEFORE INCOME TAXES	954,714	501,223	33,766	283,703

INCOME TAX EXPENSE	51,000	—	51,000	—

NET INCOME (LOSS)	$903,714	$501,223	$(17,234)	$283,703

NET INCOME PER SHARE: BASIC AND DILUTED	$0.01	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	156,000,000	156,000,000	156,000,000	155,800,000

Accompanying notes are an integral part of these unaudited consolidated financial statements.

 PRAETORIAN PROPERTY, INC.

(Formerly CANNABIS-RX INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,234)	$283,703
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale of properties held for investment	(133)
Depreciation	16,336	—
Changes in assets and liabilities
Real Estate Inventory	837,287	(8,163,491)
Accounts payable - related party	37,083	8,169
Accounts payable and accrued expenses	627,282	742,846
Prepaid expenses	(4,607)	—
Net cash provided by (used in) operating activities	1,496,014	(7,128,773)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment from (advances to) Berkshire Homes, Inc.	153,349	(108,094)
Purchase of property held for investment	—	(1,256,501)
Proceeds from sale of property held for investment	1,110,547	—
Net cash provided by investing activities	1,263,896	(1,364,595)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	—	2,000
Proceeds from promissory notes	—	8,000,000
Net cash provided by financing activities	—	8,002,000

NET CHANGE IN CASH	2,759,910	(491,368)

CASH - BEGINNING OF PERIOD	1,098,530	2,186,879

CASH - END OF PERIOD	$3,858,440	$1,695,511

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

NON-CASH TRANSACTIONS:
Subscription receivable	$—	$20,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PRAETORIAN PROPERTY, INC.

(Formerly CANNABIS-RX INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Organization and Description of Business

Praetorian Property, Inc. (the “Company”) was incorporated in Delaware on July 5, 2011. On December 10, 2015, the Company moved to its state of incorporation to the State of Nevada. The business plan of the Company was to create a marketing and promotion platform for a stretch and fitness apparatus. On July 3, 2013, the Company changed its business to acquiring, improving and selling real property, and changed its name from L3 Corp. to Longview Real Estate, Inc. On January 30, 2014, the Company changed its name to Cannabis-Rx Inc. with the Company’s real estate business expanding to include the regulated cannabis industry by purchasing and selling real estate assets and leasing space and related facilities to licensed marijuana growers and dispensary owners for their operations. In addition, the Company plans to expand its business to provide financing and consulting services to the cannabis industry in addition to commercial real estate solutions. On September 30, 3015, the Company changed its name to Praetorian Property, Inc.

The accompanying unaudited interim financial statements of Praetorian Property, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2014 annual financial statements and notes thereto filed on Form 10-K with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s fiscal 2014 financial statements have been omitted.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $812,624 as of September 30, 2015. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - REAL ESTATE INVENTORY

Inventories are stated at the lower of cost or market. During the current interim period, the Company received net proceeds of $837,287 from real estate properties sales, net of purchases.

Inventory balance: 12/31/2014	14,076,278
Properties Sold:	(11,751,495)
Properties Acquired:	10,914,208
Ending Balance: (9/30/15)	13,238,991

During the period ended September 30, 2015, the Company disposed of a property held for investment for proceeds of $1,110,547. This resulted in a gain on disposition of property held for investment of $133.

NOTE 4 - PROMISSORY NOTES

During 2013, the Company borrowed $150,000 under two notes at 18% interest per annum.  The promissory notes are unsecured. The notes have matured but have not been declared in default. We continue to accrue interest at the face amount.

During 2013, the Company borrowed $8,100,000 under three notes at 5% interest per annum. The promissory notes are unsecured. The notes have matured but have not been declared in default. We continue to accrue interest at the face amount.

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

On March 27, 2014 the Company entered into a secured lending agreement in the principal amount of $14,000,000 at the interest rate of 5% per annum and due and payable twenty four months from the date of issuance, subject to acceleration in the event of default and may be prepaid in whole or in part without penalty or premium. No funds have been received from this agreement as of September 30, 2015

Total interest expense recorded on the notes for the periods ended September 30, 2015 and 2014 was $624,000 and $580,438.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of September 30, 2015, the Company had a balance of $47,503 owed to a director and officer for management fees and expenses paid on behalf of the Company.

During 2014, the Company advanced $156,968 to Berkshire Homes, Inc., a public company with a common director and management. During 2015, the Company received repayments of $153,349, of the outstanding advances. As of September 30, 2015, the outstanding balance was $ 3,619.

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

Company Overview

We were incorporated on July 5, 2011 in the State of Delaware. On December 10, 2015, we re-domiciled our company to the State of Nevada. We are engaged in the business of acquiring a portfolio of distressed properties in certain strategic areas at deep discounts, rehabilitating these properties and selling or leasing them for the quickest and highest return possible. In conjunction with these real estate operations, in January 2014, we began catering to the real estate needs of the regulated cannabis industry, in states and other locations where such business is licensed and permitted.

We recently decided to refocus our efforts on our core business – real estate acquisition and disposition - and to abandon our efforts in the cannabis industry. We spent a lot of time and effort trying to purchase real estate assets and lease them to licensed cannabis operators. The effort to locate and acquire these rental properties required more due diligence than anticipated and invariably resulted in a lack of suitable space that fit our parameters. Unlike purchasing and selling real property, the rental property business entails additional features, including maneuvering zoning issues, finding the right size, space and layout of the property, along with locating suitable tenants with the proper licensing. Moreover, we found it difficult to obtain financing and conduct banking operations with our corporate name as “Cannabis.” Despite the momentum involved in the legalization of cannabis in many states, there remains significant resistance in the form of banking regulations, financing terms, zoning and other obstacles that make it difficult to operate.

Despite the difficulties encountered in the cannabis industry, such as maintaining banking relationships and obtaining financing, our core business of acquiring and disposing of real property continues to be viable. As a result of the forward progress we have made in our core business and the difficulties presented in the cannabis industry, we have decided to reevaluate our primary business objectives. While we have not abandon our efforts in the cannabis industry, we have decided to refocus our primary efforts on our core business – real estate acquisition and disposition. As a result, we have change our name from “Cannabis-Rx, Inc.” to “Praetorian Property, Inc.” We have also decided to expand our efforts to acquire real estate by looking at potential markets abroad, including Canada.

To date, we have raised $16,250,000 through the sale of unsecured promissory notes. We continue to seek out the best financing opportunities in order to deploy funds into our business operations that we believe best suited to the real estate industry. We are hopeful that our name change and decision to abandon rental property for cannabis related businesses will increase our changes at obtaining capital. We hope to secure the lowest cost financing possible to build our inventory of properties for resale.

At present, we have acquired 69  properties for a total cost of $25,350,652. Of the 69   properties, 54 have been rehabilitated and sold or are under contract for sale, 11 have been rehabilitated and are listed for sale, and 0 properties are held for investment purposes. The remaining 11 properties are in the process of rehabilitation. To date, we now own three classes of real estate: single family, multi-family and commercial, all of which are located in Florida, Illinois, California, Ohio, Michigan and Washington. Some of these properties are held by us and some are held in our wholly-owned subsidiary, Praetorian Capital, LLC, a Florida limited liability company formed on October 22, 2013. One property has been subdivided into 8 units.

Results of Operations for the three months ended September 30, 2015 and 2014

Revenues

We generated sales of $4,081,975 and net rental income of $17,215 for the three months ended September 30, 2015, as compared with sales of $5,944,150 for the same period ended 2014. We generated sales of $12,813,132 and net rental income of $127,715 for the nine months ended September 30, 2015, as compared with sales of $9,573,781 for the same period ended 2014. We expect our sales to continue to climb in 2015 as we dispose of the properties that we have previously acquired.

Our cost of sales totaled $2,770,034 for the three months ended September 30, 2015, as compared with $5,092,800 for the same period ended 2014. Our cost of sales totaled $11,751,495 for the nine months ended September 30, 2015, as compared with $8,428,915 for the same period ended 2014. Our costs of sales includes: purchase price, rental expenses, rehabilitation, escrow, closing costs, and commissions.

We recorded a gross profit of $1,329,156 for the three months ended September 30, 2015, as compared with a gross profit of $851,350 for the same period ended 2014. We recorded a gross profit of $1,189,352 for the nine months ended September 30, 2015, as compared with a gross profit of $1,144,866 for the same period ended 2014.

Operating Expenses

Operating expenses increased to $166,575 for the three months ended September 30, 2015 compared to $142,127 for the three months ended September 30, 2014. Our operating expenses for the three months ended September 30, 2015 consisted of general and administrative expenses of $94,328, management fees and expenses of $41,196, professional fees of $23,354 and marketing and public relations fees of $7,697. In comparison, operating expenses for the three months ended September 31, 2014 consisted of management fees and expenses of $54,664, professional fees of $4,225 and general and administrative expenses of $83,238

Operating expenses increased to $531,719 for the nine months ended September 30, 2015 compared to $352,603 for the nine months ended September 30, 2014. Our operating expenses for the nine months ended September 30, 2015 consisted of general and administrative expenses of $215,961, management fees and expenses of $164,367, professional fees of $63,833, deprecation of $16,336, consulting fees of $55,000 and marketing and public relations fees of $16,222. In comparison, our operating expenses for the nine months ended September 30, 2014 consisted of management fees and expenses of $109,190, consulting fees of $11,500, professional fees of $31,074 and general and administrative expenses of $200,839.

We anticipate our operating expenses will increase as we continue our business operations. The increase will be attributable to administrative and operating costs associated the acquisition, renovation and sale of residential properties and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Other Expenses

Other expenses of $207,867 for the three months ended September 30, 2015, were comparable to $208,000 for the three months ended September 30, 2014. Other expenses for both periods mainly consisted of interest expenses. Other expenses increased to $623,867 for the nine months ended September 30, 2015, from $508,560 for the nine months ended September 30, 2014. Other expenses for both periods mainly consisted of interest expenses. We expect that interest expenses will increase as we plan to take on more debt to finance our property acquisitions resulting in higher interest expenses.

Net Income

We recognized net income before income tax expense of $954,714 for the three months ended September 30, 2015, compared to net income of $501,223 for the three months ended September 30, 2014. We recognized net income before income tax expense of $33,766 for the nine months ended September 30, 2015, compared to net income before income tax expense of $283,703 for the nine months ended September 30, 2014.

We recorded income tax expense of $51,000 on the three and six month periods ended September 30, 2015. The Company incurred no income tax expenses for the same periods in 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had total assets of $17,130,657 consisting mostly of cash and our real property inventory. We had total liabilities of $17,882,481 as of September 30, 2015.

Operating activities provided $1,496,014 in cash for the nine months ended September 30, 2015, as compared with $7,128,773 used for the nine months ended September 30, 2014. Our positive operating cash flow for 2015 was mainly a result of changes associated with our real property inventory and accounts payable and accrued expenses.

Investing activities provided $1,263,896 in cash for the nine months ended September 30, 2015, as compared with $1,364,595 used for the nine months ended September 30, 2014. Our positive investing cash flow for the nine months ended September 30, 2015 was mainly a result of proceeds from the sale of property held for investment and a payment received on advances from Berkshire Homes, Inc.

Financing activities for the nine months ended September 30, 2015 generated -0- in cash, as compared with cash flows provided by financing activities of $8,002,000 for the nine months ended September 30, 2014.

To date, we have raised $16, 250,000 through the sale of unsecured promissory notes. We continue to seek out the best financing opportunities in order to deploy funds into business operations that we believe best suited in the cannabis industry, as well as continue to pursue our real estate activities.

As of September 30, 2015, we had $3,858,440 in cash. With the cash on hand, we have sufficient cash to operate our business at the current level for the next twelve months. Our plan, however, is to acquire more properties, and to do this, we intend to fund our expansion through debt and/or equity financing arrangements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $812,624 as of September 30, 2015 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Our critical accounting policies are set forth in Note 2 to the financial statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 23, 2015.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

As of September 30, 2015, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Praetorian Property, Inc.
Date:	January 19, 2016
By:	/s/ Llorn Kylo
Llorn Kylo
Title:	President, Chief Executive Officer, and Director

